Form 10KSB
period 1999-12-31
ILIVE INC/NV
filed 2000-05-26
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934

     For the fiscal year ended December 31, 1999

     [    ]   Transition report  under  Section  13  or  15(d) of the Securities
              Exchange  Act  of  1934

     For the transition period from  _________  to  _________

     Commission File No. 0-27121


                                   ILIVE, INC.
                  (Name of Small Business Issuer in Its Charter)

           NEVADA                                             95-4783826
(State or Other Jurisdiction of                             (IRS  Employer
 Incorporation or Organization)                          Identification Number)

    242 N. CANON DRIVE, 3RD FLOOR
      BEVERLY HILLS, CALIFORNIA                                 90210
(Address of Principal Executive Offices)                     (Zip Code)

                                 (310) 285-5200
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]    No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [    ]

     State issuer's revenues for its most recent fiscal year.   $862,614

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $3,933,878

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,398,334

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [   ]  No [ X ]

                                     PART  I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

COMPANY  OVERVIEW

iLive, Inc. ("iLive" or "the Company"), is a Nevada Corporation headquartered in Beverly Hills, California. The Company is an Internet based online entertainment media company that produces its own branded shows, music and other original and sponsored entertainment.

HISTORY  OF  THE  COMPANY

The Company was originally incorporated under the laws of the State of Nevada in April 1987 as Sandalwood Corporation. In 1988, Sandalwood sold its existing operations and became inactive. In November 1994, Sandalwood acquired Spaceplex One., Inc., a New York corporation and changed its name to Spaceplex Amusement Centers International, Ltd. ("Spaceplex"). Spaceplex, through its subsidiaries, engaged in the business of operating family amusement centers. In April 1996, Spaceplex filed for Chapter 11 bankruptcy proceedings. As a result of those proceedings, Spaceplex satisfied all outstanding debts and claims utilizing all of its remaining assets and discontinued all obligations. Spaceplex was discharged from bankruptcy in April 1996. In May 1996 the Company changed its name to Air Energy, Inc., and in December 1997, the Company changed its name to Powerhouse International, Inc. From May 1996 until October 1999, the Company was inactive. On September 30, 1999, the Company acquired all of the outstanding common stock of Asia Pacific Co, Ltd., a Nuie corporation ("Asia-Pacific") in exchange for 690,000 shares of the Company's Common Stock. Asia-Pacific's principal asset consists of a 64% ownership interest in 246 LLC, a California limited liability corporation d.b.a Chasen's ("Chasen's"), a restaurant located in Beverly Hills, California. On October 21, 1999, the Company changed its name to iLive, Inc. to better reflect its current business plan.

BUSINESS  OF  THE  ISSUER

iLive, Inc. ("iLive" or the "Company") is an Internet based online entertainment media company. The Company operates a broadcast entertainment Internet destination located at www.iLive.com. The Company plans to offer a wide array of entertainment and musical content through its website which will consist of the following:

     - iLive Shows: iLive produces, directs and films many of its own shows for broadcast live and on-demand over the Internet. These shows are filmed in broadcast quality so that as an audience following grows the company maintains the ability to support, repackage, license, sell and deliver this entertainment to the consumer via all forms of media:

     - Beauty Pageants: Currently, iLive owns the domain name and trademark rights to Miss Beverly Hills.com. iLive also owns Mrs. Beverly Hills, Miss Teen Beverly Hills, Mr. Beverly Hills, and Miss Black Beverly Hills.com. The beauty pageant winners will be determined by the most combined Internet and Club votes. With the winner receiving a modeling contract, each contestant will be highly motivated to market herself and have everyone she knows vote for her at iLive.com. Miss Beverly hills will also lend itself to the licensing of name products to potentially include: beauty, bath, hair products, calendars and clothing among others.

     - Paul Ryan Show: The Paul Ryan Show is a talk/variety dinner show held upstairs in the Jockey Club at Chasen's. Mr. Ryan has hosted over 506 episodes with guest including Robin Williams, Regis Philbin, Brooke Shields, Jay Leno, Jerry Seinfeld, Ted Danson and others.

     - Ballers: Ballers is a sports talk show that will take the viewer behind the scenes into the life of a professional athlete. The show will include interactive audience participation and the ability to auction sports memorabilia.

     - Beverly Hills Lifestyles: The Company's take on Lifestyles of the Rich and Famous. This show will allow the viewer to participate in one of the most desirable lifestyles in the world. The viewer will attend charity functions, private parties, film debuts and wrap parties. The Company's Beverly Hills Lifestyles show will allow everyone to see the world through celebrities' eyes.

Other shows currently under development include: "Miss World United States," "A day in the Life of ," "Behind the Scenes," and "iLive Undercover."

     - iLive Music: iLive music will offer musicians the opportunity to promote themselves over the Internet as well as the opportunity to market their products through the Company's Web site. Artists will also have the opportunity to have video their performances played over iLive's Web site

CHASEN'S  /  THE  JOCKEY  CLUB

Currently, the Company's "hard asset" traditional business is comprised of Chasen's / The Jockey Club, a restaurant located in the heart of Beverly Hills. The Company, through its wholly-owned subsidiary, Asia Pacific, a Niue company, owns a 64% interest in 246 LLC, a California limited liability company d.b.a. Chasen's. Since completing this acquisition of 246 LLC, the Company has decided to divest itself of its restaurant operations either in the form of a restructuring or an outright sale. The Company intends to focus all of its efforts towards the development of its Internet operations.

ILIVE.COM

The  Company  plans  for  its  website  to  encompass  the  following  features:

-  MP3/video  archive  and  live  online  events

- A comprehensive entertainment destination focusing on broadband and e-commerce

- Original and sponsored entertainment, television style interactive interviews, concerts and high-end products available for purchase and auction.

-   Membership  influenced  artist  development

-   Character  driven  content

-   Extensive  customer  loyalty  programs  to  attract  and keep user attention

-   Monthly  CD-Rom magazine with music and videos featuring iLive entertainment

- E-commerce, CD sales, artist paraphernalia, concert tickets and auction items

- "Vortal" (vertically integrated portal) style reporting on the entertainment industry

-   Partnerships  or acquisitions of other like-minded entertainment properties.

The Company intends to launch in two phases. Phase I (which is currently operational in test form) offers a full featured record label package. The Company views this initiative as a means to quickly build an audience which it will usher and introduce to the iLive Network (Phase I).

Phase  I:  iLive  Music  and  Online  Launch:

During this phase, the Company plans to launched iLive.com as a music site. The site is intended to be a place where independent and signed bands can upload/self-publish (with iLive editorial approval) bios, music and fan information. The consumer is able to download the bands music in MP3 format and/or Real Media format, vote on their favorite properties, get music and entertainment news, see live or VOD (video-on-demand, similar to a video jukebox) concerts and interviews.

Music is a well recognized Internet business strategy that the Company intends to use to aggregate content and market share in one of the most accessible Internet entertainment spaces, music. During this phase the Company also plans to negotiate the acquisition of and begin production on proprietary video entities, presented in Internet television and movie format. The intent is to leverage this media and market foothold and move into phase two.

Phase  Two:  The  iLive  Network:

Building on the efforts of phase one, the Company should be in a position to develop iLive.com TM into an entertainment incubator, directing any and all demographics into selected iLive properties. Using the television model, the Company plans to develop/script iLive characters that produce music, movies, and television. The properties that the characters are associated with, thus creating a character driven network and an entertaining delivery of Internet entertainment.

To technically develop this concept, iLive plans to research and most likely partner with and/or hire writers, and cross-media producers. The Company believes that this approach has the ability to revolutionize the way people are entertained via interactive media. The Company is currently developing a complete revenue model based on the impact that a character driven Internet entertainment network will have on the interactive industry.

MARKET  DESCRIPTION

The Internet has grown rapidly in recent years, spurred by simple, low-cost Internet access, inexpensive multimedia computers and easy-to-use web browsers. The user experience has been enhanced by several technological innovation, yielding multimedia capabilities such as streaming audio and video, and creative text animations.

The development of streaming media products by Microsoft and RealNetworks has made simultaneous transmission and playback a reality. Continuous streams of audio and video can be delivered over widely-used 28.8 kb narrow bandwidth modems, and will take advantage of higher bandwidth access ("broadband") to produce audio and video as faster modems (56 kb) and cable and ISDN delivery systems become more widely accepted.

Traditional television and radio broadcasters are limited in their ability to identify real-time listeners. The Company, as an Internet broadcaster, expects to be able to target a geographically dispersed audience at a relatively low cost. In addition, Internet broadcasters can provide highly specific information about a program's audience to content providers, advertisers, and users of Internet business services.

The desire of many users to communicate and interact with others having similar tastes and interests has spurred the growth of virtual Internet communities.
Communities serve an important function because they create a virtual "town square" where users can meet and exchange ideas. Communities also play a key role in the development of online commerce by providing advertisers and businesses with a means to identify and target groups of users with desired traits

The Internet has the potential to replace certain categories of retail stores and distribution methods by linking consumers directly to wholesale distribution channels that provide selection, convenience and competitive pricing. Online retailers typically offer products and services that can be described and shipped easily and do not require the consumer's physical presence. These products include CDs, books, videocassettes and computer software. The Internet offers the opportunity for a retailer with a single location or web site to inexpensively develop one-to-one relationships with customers worldwide.

The development of streaming media, a technology that permits the simultaneous transmission and playback of digitized audio and video, allows the Internet to broadcast music, information, advertising and other content to Internet users worldwide. Because audio streams are transmitted in digitized form over telephone lines, they are unaffected by atmospheric or structural barriers. As bandwidth increases, Internet audio quality is expected to improve and become even better than, traditional broadcast radio. Advertisers who buy time or space on Internet audio broadcasts can typically expect a more targeted audience with the potential for immediate, impulse purchases.

By launching as a 24-hour live Internet entertainment site, the Company hopes to position itself to capitalize on the audio and video capabilities of this growing broadcast medium.

The Company is focusing its efforts and resources on music content that is compelling to the 11-34 age bracket. According to the RIAA, approximately 40% of all recorded music sales over the last four years were to customers who are under 25 years of age. The Company believes that those who are most likely to be early adopters of purchasing music through the Internet are in the 11 - 34 age bracket. For example, according to Jupiter Communications, a media research firm, college students represent 34% of all Internet users. Strategic Marketing Communications states that there are approximately 15.0 million college students in the United States, 83% of who use the Internet regularly.

In addition, 90% of universities in the United States provide free high-speed Internet access to their students and faculty community in dormitories, study areas, computer labs, and offices; this means there is no barrier to market entry for the remaining 17%. Management believes that the Internet presents a significant opportunity for the rapid and cost-effective distribution of recorded music.

Due to the emerging technologies of MP3 and SDMI (the "Secure digital Music Initiative"), consumers are now using their computers to play music. Dataquest estimates that in 1998, 30% of U.S. households had multimedia PCs with a sound card, speakers and either a CD or DVD drive. Consumers can now play CDs on their computers with the ease and fidelity formerly associated only with stereo systems.

SDMI intends to bring together the worldwide recording industry and technology companies to develop an open, interpretable architecture and specification for digital music security. The hope is to answer demand for convenient accessibility to quality digital music, enable copyright protection for artists' work, and enable technology and music companies to build successful businesses.

The Company believes that new technological advances will continue to drive growth of the market for downloadable music. Advances in compression techniques, for example, have greatly reduced the size of digitally stored recordings. The MP3 open standard can compress music files to one-tenth their original size while maintaining their audio integrity at near-CD quality levels.

MP3 playback software is currently available on most operating environments such as Microsoft Windows 95/98, Windows NT and Mac OS, most major versions of UNIX and other operating environments. Forrester Research estimates that there are already more than 50 million MP3-capable users today.

Consumer electronics companies and technology companies have capitalized on the growing popularity of digital music by introducing portable music devices. The Rio, introduced in November 1998 by Diamond Multimedia Systems, has already sold over 300,000 units. Other manufacturers, including Creative Labs, Sensory Sciences, RCA/Thomson, Samsung, Toshiba and LG Electronics have released or announced plans to release portable MP3 players. In addition, other manufacturers have produced or announced plans to produce, other devices for playing and storing MP3 recordings. These include the Empeg Car (a removable, automotive audio system capable of holding over 5,000 titles), Clarion's AutoPC (an auto MP3 audio player) and Lydstrom's Songbank (a home stereo component that stores and supports MP3 files).

As a result, the Company believes that Internet demand for downloadable music will continue to grow and that technologies will continue to develop to support its growth.

COMPETITION

The market for delivery of entertainment content over the Internet is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. The Company anticipates that it will compete with a number of other companies. The Company's direct competitors include various online audio and video streaming sites such as the House of Blues, through their Web site at hob.com; Vidnet; Garage Band through their Web site at garageband.com; MP3 through their Web site at MP3.com; Farmclub; POP.com; and others.

The Company believes that its business model focused on the promotion and distribution of music by putting the power back into the hands of the artists:
The  Company's  proposed  operations:

- Gives new artists the opportunity to perform their music live before a worldwide audience.
- Creates an easy and convenient way for consumers to listen to, download and purchase music.
-     Lowers  the  costs  of  artist  promotion  and  distribution.
-     Enables  artists  to  reach  a  large  number  of  consumers.
- Enables consumers to discover new artists they might not be made aware of through traditional music retailers.
-     Facilitates  direct  communication  between  fans (consumers) and artists.
- Allows users (consumers) to listen to high quality artists pre-screened by the Company.
- Gives both consumers and artists the ability to view and judge the competition.

 Management of the Company believes that these features will allow the Company to effectively compete with its anticipated competitors. However, there can be no assurances that the Company will be able to successfully complete the development of its Web site or that it will be able to effectively compete with its anticipated competitors. Most of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operations and financial condition.

REGULATION

The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, there can be no assurances that the Company will not be subject to such regulation in the future.

EMPLOYEES

As of December 31, 1999, the Company employed 5 people on a full time basis. Additionally, Chasen's Restaurant, of which the Company, through its wholly-owned subsidiary Asia-Pacific, holds a 64% interests, has employed up to 80 people on a full time basis. However, due to recent decisions to divest the Company's restaurant operations, the Company has terminated the majority of its full time restaurant staff and has elected to retain contract employees on an as needed basis. See Management's Discussion and Results of Operations.

LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

RISK  FACTORS

FUTURE CAPITAL NEEDS. To date the Company's only source of revenue is derived from its restaurant operations. However, since closing its restaurant operations, as previously discussed, the Company has no current source of income and will require additional financing in order to develop its planned Internet operations. The Company has extremely limited cash liquidity and capital resources. Consequently, the Company's business plan requires additional funding. Any equity financings would result in dilution to the Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

COMPETITION. The market for capital and financing resources for emerging growth companies is marked by numerous small, as well as large, competitors. Additionally, the market for delivery of entertainment content over the Internet is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Most of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operations and financial condition. We may not be able to successfully complete the launch of its Web site or that it will be able to effectively compete with its anticipated competitors.

INTERNET RELATED RISKS. The Company may be subject to federal, state, and local laws concerning the conduct of business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services.

DEPENDENCE ON MANAGEMENT. The Company's success depends, to a significant extent, upon certain key employees and directors, including Albert Aimers, Scott Hendricks, Anastasia Cronin, Jerry Nieto, Hirsh Wilck and Mary Moriarty. The loss of services of one or more of these employees could have a material adverse effect on the business of the Company.

DEPENDENCE ON ADVISORY BOARD. The Company intends to engage the services of an advisory board consisting of individuals experienced in the music and entertainment industry to assist it in developing and promoting its music and entertainment offerings. Currently, the Company has contracted with Arthur ("Artie") Mogul to chair the Advisory Board and to assist in recruiting additional members of the music and entertainment industry to join the board. Failure to retain the services of Mr. Mogul or to recruit additional persons experienced in the music and entertainment industry may have a material adverse effect on the Company's results of operations

PROTECTION OF PROPRIETARY INFORMATION. The Company has applied to the U.S. Patent and Trademarks Office for the registration of the Company's trade name, iLive, and its logo. The Company's application is currently undergoing review. No assurances, however, can be given as to successfulness of the Company's application.

DEPENDENCE ON MAJOR SUPPLIERS. The Company does not intend to host its intended Web site through its own facilities but is dependent on a third-party Internet Service Provider. On November 5, 1999, the Company entered into a month-to-month Internet Colocation Service Contract with SoftAware, Inc., whereby SoftAware has agreed to host the Company's anticipated Web site. Under the terms of the Agreement, the Company has agreed to pay SoftAware a $995.00 installation fee and a $3,000 per month Internet Service fee for each computer server installed. The Company has options to purchase space for additional computer servers at $2,000 per month for each server. Although the Company believes that its relations with SoftAware are strong and should remain so with continued contract compliance, the termination of the Company's contract with SoftAware, the loss of Internet services provided by SoftAware, or a reduction in the quality of service the Company receives from SoftAware could have a material adverse effect on the Company's results of operations. In the event that SoftAware were to discontinue its service to the Company, the Company believes that it would be able to locate alternative suppliers to host its intended Web site at comparable rates. However, there can be no assurances that the Company will be successful in locating alternative suppliers.

DIFFICULTY OF PLANNED EXPANSION; MANAGEMENT OF GROWTH. The Company plans to expand its level of operations. The Company's operating results will be adversely affected if net sales do not increase sufficiently to compensate for the increase in operating expenses caused by this expansion. In addition, the Company's planned expansion of operations may cause significant strain on the Company's management, technical, financial and other resources. To manage its growth effectively, the Company must continue to improve and expand its existing resources and management information systems and must attract, train and motivate qualified managers and employees. There can be no assurance, however, that the Company will successfully be able to achieve these goals. If the Company is unable to manage growth effectively, its operating results will be adversely affected.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

iLive, Inc. currently operates at 242 N. Canon Drive, 3rd Floor, Beverly Hills, CA, 90210. On October 1, 1999, the Company entered into an oral month-to-month lease with the Company's majority shareholder, Street Capital, Inc., for approximately 4,400 square feet in Beverly Hills, CA. This facility serves as the Company's headquarters and administrative facility. Under the terms of the oral lease, the monthly rent is currently scheduled to increase to $14,500 on January 1, 2000 and will increase to $15,000 per month beginning on July 1, 2000. The monthly rent will increase according to the Consumer Price Index beginning on July1, 2001. The lease is currently scheduled to terminate on July 1, 2004.

ITEM  3  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to December 30, 1997, the Company's Common Stock was quoted under the symbol ARNG. Prior to October 26, 1999, the Company's Common Stock quoted under the symbol PHIC. On October 26, 1999, in conjunction with the change of the Company's name to iLive., Inc., the Company's Common Stock began quoted on the Over-the-Counter Bulletin Board under the trading symbol LIVE.


                                BID  PRICES
  YEAR     PERIOD              HIGH      LOW

 1997     First   Quarter     0.2813     0.0313
          Second  Quarter     0.3125     0.1250
          Third   Quarter     0.1250     0.0625
          Fourth  Quarter     0.0725     0.0725

 1998     First   Quarter     0.1563     0.0725
          Second  Quarter     0.1875     0.0825
          Third   Quarter     0.0625     0.0200
          Fourth  Quarter     0.0200     0.0200

 1999     First   Quarter     0.0200     0.0200
          Second  Quarter     0.0200     0.0200
          Third   Quarter     2.7500     0.6250
          Fourth  Quarter     2.2500     1.3800

 2000     First   Quarter     2.7500     1.2500

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on December 31, 1999 was approximately 187. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On September 7, 1999, the Company issued 8,500,000 shares of its "restricted" Common Stock to Street Capital, Inc., an "accredited" corporation, at a price of $0.05 per share, resulting in net proceeds to the Company of approximately $425,000. Scott Hendricks, the Company's President & CEO, is also the President and sole director of Street Capital, Inc. Albert Aimers, the Company's Chairman of the Board is a majority shareholder of Street Capital, Inc. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On  September  7,  1999, the Company issued 1,500,000 shares of its "restricted"
Common Stock to Marcia Allen (the Company's former President, CEO, and a director), an "accredited" individual, at a price of $0.05 per share, resulting in net proceeds of the Company of $75,000. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On September 30, 1999 the Company issued 690,000 shares of its "restricted" Common Stock in exchange for all of the outstanding common stock of Asia
Pacific. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On February 22, 2000, the Company issued an aggregate of 45,000 shares of its "restricted" Common Stock to four accredited individuals in exchange for the exclusive rights to the Miss Beverly Hills, Miss Teen Beverly Hills, Mrs.
Beverly Hills, and Mr. Beverly Hills beauty pageants. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On February 29, 2000, the Company entered into a Stock Exchange Agreement with the shareholders of Society of Economic Assurance, Inc., a Nevada corporation ("SEA") to acquire 100,000 shares (100%) of SEA, in exchange for 200,000 shares of its restricted common stock. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In February 2000, the Company initiated a private offering of up to $5,000,000 worth of the Company's "restricted" Common Stock including warrants to purchase additional shares of the Company's Common Stock (a "Unit"). As of May 15, 2000, the Company has sold 5,000 Units shares resulting in net proceeds of $25,000. The issuance were offered without general solicitation or advertising to unrelated accredited investors under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere herein. Historical results of operation, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

GENERAL  OVERVIEW

The Company's prior full fiscal year ending December 31, 1998 is not indicative of the Company's current business plan and operations. During the year ended December 31, 1998, the Company was inactive and had no revenues. In September 1999, the Company acquired Asia Pacific, as previously discussed. Asia Pacific's principal asset consisted of a 64% interest in 246 LLC dba Chasen's Restaurant. The Company had intended to utilize Chasen's as a forum for its Internet related entertainment operations.

However, losses from the Company's Chasen's restaurant operations exceeded the Company's expectation. Due to Chasen's negative cash flow and increased net loss, Management has decided to discontinue any further investment into 246 LLC and to either reorganize or divest its restaurant operations. As a result, the Company incurred a one time charge of $1,603,622 representing the impairment of long-lived assets associated with the closing of Chasen's. The Company has decided to focus its efforts on development its Internet operations.

PLAN  OF  OPERATIONS  FOR  THE  COMPANY'S  WEB  SITE  ILIVE.COM.

The Company's goal for its Internet operations is to build and operate an entertainment Web site featuring new musical artists and to market those artists' music and related items on its proposed Web site. The Company's Web site was launched in a Beta (test) format on January 15, 2000. The Company anticipates that the site will open for full operations in June 2000. As of December 31, 1999, the Company has not yet realized any material revenues from its Web Site operations.

As of December 31, 1999, the Company has expended approximately $520,000 towards development of its Internet based business and $40,000 towards the acquisition of its Internet related computer hardware.

The Company has contracted with SoftAware, Inc. to host its intended Web site and to provide Internet access to its Web site. On November 5, 1999, the Company entered into a month-to-month Internet Colocation Service Contract with SoftAware, Inc., whereby SoftAware has agreed to host the Company's anticipated Web site. Under the terms of the Agreement, the Company has agreed to pay SoftAware a $995.00 installation fee and a $3,000 per month Internet Service fee for each computer server installed. The Company has options to purchase space for additional computer servers at $2,000 per month for each server.

Liquidity  &  Capital  Resources

On September 7, 1999, the Company raised $500,000 through the sale of 10,000,000 shares of the Company's "restricted" Common Stock at a price of $0.05 per share and $1,500,000 through debt financing in the form of a $1,500,000 convertible note (the "Note"). Pursuant to the terms of the Note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2001. The note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. As of May 15, 2000, the Company has expended approximately $2,000,000 towards development of its business plan and continued operations, with none of its original financing remaining. The Company currently does not have sufficient funds to fund ongoing operations and is currently in negotiations for additional debt financing to fund its immediate needs. No assurances can be given however, that the Company will be successful in securing such additional debt financing. Failure to secure such funds will have a material adverse effect on the Company's results of operations.

The Company intends to obtain additional financing through the sale of its Common Stock and plans on raising up to $5,000,000 through a Private Placement
of  its  restricted  Common  Stock.   However,  there  can  be  no  assurances
that the Company will be able to complete the Private Offering. Failure to complete the Private Offering may have a material adverse effect on the Company's results of operations.

Additionally, a slower than expected rate of acceptance of the Company's Web site, or lower than expected revenues generated from the Company's Web site, would materially adversely affect the Company's liquidity. The Company may need additional capital sooner than anticipated. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Capital  Expenditures

The Company's anticipated capital expenditures for the period ended December 31, 2000 is expected to consist of development costs for the Company's Web site. The Company expects to expend approximately an additional $1,500,000 towards ongoing development of its Web site. The Company also expects to expend approximately $75,000 towards purchase of additional computer equipment needed for the planned expansion of its intended Web site.

ITEM  7  -  FINANCIAL  STATEMENTS

The consolidated financial statements and corresponding notes to the financial statements called for by this Item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the acquisition of Asia-Pacific as previously described, the Company engaged David M. Raskin, ("Mr. Raskin"), to audit the Company' s financial statements for the fiscal years ended December 31, 1998, 1997, 1996, 1995, and 1994.

Subsequent to the acquisition of Asia-Pacific by the Company, the Company's newly appointed Board of Directors elected to retain the Cacciamatta Accountancy Corporation, as their principal accountant to audit the financial statements of the Company and its wholly owned subsidiary, Asia-Pacific. There have been no disagreements between Mr. Raskin or the Cacciamatta Accountancy Corporation and Management of the type required to be reported under this Item 3 since the date of their engagement.

                                    PART III

ITEMS 9 - DIRECTORS, EXECUTIVE OFFCIERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name                         Age     Positions

Albert  Aimers                37     Chairman  of  the  Board  and  Director

Scott  Hendricks              28     President,  CEO,  Director

Anastasia  Cronin             39     Chief  Financial  Officer,  Controller,
                                      Corporate  Secretary,
                                      Treasurer,  and  a  Director

Mary  Moriarty                37     Vice-President,  Director


KEY  EMPLOYEES:

Hirsch  Wilck                 36     Director  of  Programming

EXECUTIVE  OFFICERS:

ALBERT AIMERS, is currently the Company's Chairman of the Board and a Director. Between February 1998 and December 1999, Mr. Aimers functioned as a private venture capitalist in Southern California. His investments were primarily focused on small to mid-size private and public companies. Prior to entering the U.S. investment market, Mr. Aimers was an investment professional in the Canadian markets between 1995 and February 1998. Mr. Aimers' business background began with product sales and marketing and moved into investments and investor relations in the early 1990's.

SCOTT HENDRICKS, is currently the Company's President, CEO, and a Director and was one of the founders of the Company. From 1996 to 1999 Mr. Hendricks owned Wall Street, Inc. an Investment Banking company. His company focused on helping build strategic relationships, and business development for emerging companies. He was a stockbroker from 1994-1995 for Chatfield Dean. As Director of Business Development, Mr. Hendricks is responsible for forming strategic alliances with other Internet, streaming media, and entertainment content entities.

ANASTASIA CRONIN, is currently the Company's Chief Financial Offer, Controller, Corporate Secretary, Treasurer, and a Director. In addition to fulfilling her duties to the Company, Ms. Cronin is the CFO, Controller, and Manager for Chasen's Restaurant. Ms. Cronin has served as the Chief Financial Officer, Controller, and Manager for Chasen's Restaurant since June 1997. Prior to her service with Chasen's, Ms. Cronin was an Office Manager and Accountant from February 1996 to June 1997, for the Hard Rock Caf in Universal City, California. Ms. Cronin has a Bachelor of Science degree in International Business from the American College in Laysin, Switzerland.

MARY MORIARTY, is currently a Vice-President and Director of the Company. Between November 1994 to the present, Mr. Moriarty has been an Executive Vice-President for Chasen's Restaurant, of which the Company owns a 64% interest.

KEY  EMPLOYEES:

HIRSH WILCK, is currently the Company's Director of Programming for Miss World. From 1985-1989 he was Vice President of Eastwest Talent Management, a leading modeling agency in Los Angeles, California. He was responsible for managing and directing the talent at Eastwest Talent Management. In 1989 Eastwest Talent merged with Prima Talent agency, he coordinated the transition of the two companies and headed up the celebrity PR and endorsement division. Among some of the talent he has represented are, Uma Thurman, Chynna Phillips, Milla Jovovich, Billy Baldwin, Hilary Swank, David James Elliot, Sherilyn Fenn, Tia Carrere, Tatjana Patitz, Jennifer Rubin and Angie Everhardt. In 1994 he became the Executive Director of the U.S. Export Council, which in conjuction with the Department of Commerce, promoted and marketed American products and companies around the world. In 1998 he returned to Los Angeles to head up the Miss World USA organization.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that some of the Company's officers and directors and greater than ten percent shareholders did not timely file their Initial Statement of Beneficial Ownership on Form 3.

ITEM  10  -  EXECUTIVE  COMPENSATION

On January 1, 2000, the Company entered into an oral, at-will, employment agreement with Albert Aimers, the Company's Chairman of the Board and a Director, whereby the Company will pay Mr. Aimers an annual salary of $120,000 beginning in June, 2000. The agreement also requires the Company to provide health benefits to Mr. Aimers and his family and to allow Mr. Aimers the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established

On April 1, 2000, the Company entered into an oral, at-will, employment agreement with Scott Hendricks, the Company's current President, CEO, and a Director, whereby the Company will pay Mr. Hendricks an annual salary of $60,000 beginning in May, 2000. The agreement also requires the Company to provide health benefits to Mr. Hendricks and his family and to allow Mr. Hendricks the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established.

On September 1, 1999, the Company entered into an oral, at-will, employment agreement with Anatasia Cronin, the Company's Chief Financial Officer, Controller, Corporate Secretary, Treasurer, and a Director, whereby the Company will pay Ms. Cronin an annual salary of $50,000. The agreement also requires the Company to provide health benefits to Ms. Cronin and her family and to allow Ms. Cronin the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established.

On September 1, 1999, the Company entered into an oral, at-will, employment agreement with Mary Moriarty, the Company's Vice-President and a Director, whereby the Company will pay Ms. Moriarty an annual salary of $60,000. The agreement also requires the Company to provide health benefits to Ms. Moriarty and her family and to allow Ms. Moriarty the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established.

On April 1, 2000, the Company entered into an oral, at-will, employment agreement with Hirsh Wilck, the Company's Director of Programming for Miss
World, whereby the Company will pay Mr. Wilck an annual salary of $90,000 beginning in May, 2000. The agreement also requires the Company to provide health benefits to Mr. Wilck and his family and to allow Mr. Wilck the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 1999, 1998 and 1997. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                             Annual Compensation                              Long Term Compensation
                             -------------------                              -----------------------
                                                                          Awards                     Payouts
                                                                          ------                     -------
                                                                        RESTRICTED SECURITIES
NAME AND                                                   OTHER ANNUAL   STOCK    UNDERLYING    LTIP      ALL OTHER
PRINCIPAL                           SALARY        BONUS    COMPENSATION   AWARDS    OPTIONS     PAYOUTS   COMPENSATION
POSITION               YEAR          ($)           ($)         ($)         ($)        (#)         ($)          ($)
-----------------  ------------  -----------  -------------  --------  ----------   --------  ---------    ------------
Scott Hendricks
(President &
 CEO)                  1999           0            -0-         -0-         -0-        -0-         -0-          -0-
                       1998           0            -0-         -0-         -0-        -0-         -0-          -0-
                       1997           0            -0-         -0-         -0-        -0-         -0-          -0-
Marcia Allen
(Former President
 & CEO)                1999      46,223            -0-         -0-         -0-        -0-         -0-          -0-
                       1998           0            -0-         -0-         -0-        -0-         -0-          -0-
                       1997           0            -0-         -0-         -0-        -0-         -0-          -0-



                            OPTION GRANTS IN YEAR
                            ENDED DECEMBER 31, 1999
                              (INDIVIDUAL  GRANTS)

                         NUMBER OF    PERCENT
                         SECURITIES   OF TOTAL
                         UNDERLYING   OPTIONS
                         OPTIONS      GRANTED    EXERCISE
                         GRANTED      TO ALL     PRICE      EXPIRATION
NAME                       (#)        EMPLOYEES  ($/SH)         DATE
Scott Hendricks            0            n/a       n/a         n/a

Marcia Allen               0            n/a       n/a         n/a


                                           AGGREGATED OPTION/SAR EXERCISES IN YEAR
                                                  ENDED DECEMBER 31, 1999
                                          AND DECEMBER 31, 1999 OPTIONS/SAR VALUES

                                          AND OPTION VALUES AS OF DECEMBER 31, 1999

                          SHARES                   NUMBER OF UNEXERCISED SECURITIES   VALUE OF UNEXERCISED
                        ACQUIRED ON                             UNDERLYING OPTIONS         IN-THE-MONEY OPTIONS
                         EXERCISE      VALUE REALIZED     AT DECEMBER 31, 1999       AT DECEMBER 31, 1999 ($)
NAME                        (#)             ($)         EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----------------------  ------------  ---------------  -------------------------   --------------------------
Scott Hendricks              0              n/a                  n/a                          n/a

Marcia Allen                 0              n/a                  n/a                          n/a



COMPENSATION  OF  DIRECTORS

Currently,  Directors  do  not  receive  any  compensation  for  their services.

ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of May 15, 2000, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.







                   Percent of
Title of Class     Beneficial Owner                 Number of Shares   Outstanding
-----------------  --------------------------       -----------------  ------------

                   Albert Aimers (1)
                   242 N. Canon Drive, 3rd Floor
Common Stock       Beverly Hills, California                6,500,000           42%

                   Scott Hendricks
                   242 N. Canon Drive, 3rd Floor
Common Stock       Beverly Hills, California                1,000,000          6.5%

                   Anastasia Cronin
                          242 N. Canon Drive, 3rd Floor
Common Stock       Beverly Hills, California                        0            0%

                   Mary Moriarty
                   242 N. Canon Drive, 3rd Floor
Common Stock       Beverly Hills, California                   30,578           <1%

                   Marcia Allen                             1,500,000          9.7%
                   128 South Palm Drive
Common Stock       Beverly Hills, CA 90210

                   All Directors and Officers as a Group    7,530,578        48.91%
Common Stock       (4 persons)




(1) Denotes shares held in the name of Street Capital, Inc., a Nevada corporation. Mr. Aimers is the majority shareholder of Street Capital, Inc. Scott Hendricks is the President and sole director of Street Capital, Inc.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On October 1, 1999, the Company entered into an oral month-to-month lease for approximately 4,700 square feet of administrative space with Street Capital, Inc. This facility serves as the Company's headquarters and administrative facility. Mr. Hendricks, the Company's President, CEO, & a director is the President and a director of Street Capital, Inc. Mr. Aimers, the Company's Chairman of the Board, is a majority shareholder of Street Capital, Inc.

On September 7, 1999, the Company entered into a $1,500,000 through convertible note (the "Note") with Street Capital, Inc. Pursuant to the terms of the Note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2001. The note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. Mr. Hendricks, the Company's President, CEO, & a director is the President and a director of Street Capital, Inc. Mr. Aimers, the Company's Chairman of the Board, is a majority shareholder of Street Capital, Inc.

On September 7, 1999, the Company issued 8,500,000 shares of its "restricted" Common Stock to Street Capital, Inc., an "accredited" corporation, at a price of $0.05 per share, resulting in net proceeds to the Company of approximately $425,000. Scott Hendricks, the Company's Chief Development Officer, is the President and sole director of Street Capital, Inc. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On  September  7,  1999, the Company issued 1,500,000 shares of its "restricted"
Common Stock to Marcia Allen (the Company's former President, CEO, and a director), an "accredited" individual, at a price of $0.05 per share, resulting in net proceeds of the Company of $75,000. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company, through its wholly-owned subsidiary, Asia-Pacific owns a 64% controlling interest in 246 LLC, d.b.a. Chasen's Restaurant. Pursuant to a Management Agreement entered into between 246 LLC and the Company's wholly-owned subsidiary Asia-Pacific, the Company has contracted to manage Chasen's. Pursuant to the terms of the management contract, 246 LLC will pay the Company a monthly management fee of $12,500 per month.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     EXHIBIT  NO.     DESCRIPTION

     2.1 Reorganization and Stock Purchase Agreement dated September 30, 1999 by and between Powerhouse International and Asia Pacific, Inc.

     2.2* Stock Exchange Agreement between iLive, Inc. and the shareholders of Society of Economic
             Assurance,  Inc.,  dated  February  29,  2000.

     3.1* Restated Articles of Incorporation of iLive, Inc. filed on December 29, 1999.

     3.2*    Bylaws  of  the  Company

     4.1     Convertible  Note  issued  to  Street  Capital,  Inc.

     10.1 Lease by and between Asia Pacific, Inc. and Eddia Family Trust for the lease of real property located at 242 N. Canon Dr., Beverly Hills, California.

     27     Financial  Data  Schedule

(B)  REPORTS  ON  FROM  8-K

On March 6, 2000, the Company filed a Current Report on Form 8-K dated February 29, 2000 reporting its acquisition of Society of Economic Assurance, a Nevada corporation.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ILIVE,  INC.

                                             /s/  Scott  Hendricks
                                             -------------------------
                                             By  Scott  Hendricks
                                             President, CEO, and Director

                                             Dated:  May  26,  2000



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Dated:  May  26,  2000                       By: /s/ Anastasia Cronin
                                             Chief Financial Officer & Director

Dated:  May  26,  2000                       By: /s/ Mary Moriarty
                                             Director

Dated:  May  26,  2000                       By: /s/ Albert Aimers
                                             Director

                          ILIVE, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders iLive, Inc.

We have audited the accompanying consolidated balance sheet of iLive, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iLive, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company's restaurant operations were shutdown in April 2000 after producing significant losses since they were acquired in September 1999. In addition, the Company's liabilities exceed its assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/  CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine,  California
May  17,  2000

                                 DAVID M. RASKIN
                           Certified Public Accountant
                           530 South Federal Highway
                                  Suite 160
                         Deerfield Reach, Florida 33441
                        (954) 421-5055 Fax (954) 426-4611

                          Independent Auditor's Report


To  the  Board  of  Directors
Powerhouse  International  Corporation
Boca  Raton,  Florida

I have audited the accompanying consolidated balance sheet of Powerhouse International Corporation as of December 31, 1998 and the related consolidated statements of operations and retained earnings (accumulated deficit), consolidated statements of stockholders' equity (deficit), and consolidated statements of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express and opinion on these financial statements based on my audit.

I conducted any audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain treasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Powerhouse International Corporation as of December 31, 1998 the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

David  M.  Raskin
Certified  Public  Accountant

May 24, 2000


                          ILIVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                                  DECEMBER 31, 1999
                                                                  -------------------
ASSETS

CURRENT ASSETS:
   Cash                                                           $           26,034
   Inventories                                                               102,567
   Advances to related parties                                                86,416
   Other                                                                      17,650
                                                                  -------------------

      TOTAL CURRENT ASSETS                                                   232,667

PROPERTY AND EQUIPMENT, NET                                                  208,700

OTHER                                                                         67,370
                                                                  -------------------

                                                                  $          508,737
                                                                  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable                                                  $          397,607
   Accounts payable                                                          912,929
   Payroll taxes payable                                                     237,816
   Accrued interest                                                          118,856
   Sales taxes                                                                51,602
   Other accrued expenses                                                     36,494
                                                                  -------------------

      TOTAL CURRENT LIABILITIES                                            1,755,304

LONG-TERM DEBT                                                               685,952
                                                                  -------------------

      TOTAL LIABILITIES                                                    2,441,256
                                                                  -------------------

COMMITMENTS AND CONTINGENCIES                                                      -

SHAREHOLDERS' DEFICIT:
   Common stock, $.001 par value, 100,000,000 shares authorized,
      15,053,147 shares issued and outstanding                                15,053
   Additional paid-in capital                                              1,705,657
   Accumulated deficit                                                    (3,653,229)
                                                                  -------------------

      TOTAL SHAREHOLDERS' DEFICIT                                         (1,932,519)
                                                                  -------------------

                                                                  $          508,737
                                                                  ===================


The accompanying notes are an integral part of these consolidated financial statements.


                         ILIVE,  INC.  AND  SUBSIDIARIES

                      Consolidated Statements of Operations


                                            YEAR ENDED DECEMBER 31,
                                           ------------------------
                                               1999         1998
                                           ------------  ----------

REVENUES:
  Food and beverage                        $   824,823   $        -
  Club membership                               37,791            -
                                           ------------  ----------

                                               862,614            -
                                           ------------  ----------

EXPENSES:
  Cost of food and beverage                    251,204            -
  Labor                                        429,506            -
  Rent                                          91,539            -
  Other restaurant operating                   227,863            -
  Impairment of long-lived assets            1,603,622            -
  General and administrative                   651,845            -
  Depreciation and amortization                114,456            -
                                           ------------  ----------

                                             3,370,035            -
                                           ------------  ----------

LOSS FROM OPERATIONS                        (2,507,421)           -

INTEREST EXPENSE                                18,487            -
                                           ------------  ----------

LOSS BEFORE MINORITY INTERESTS              (2,525,908)           -

MINORITY INTERESTS                              18,780            -
                                           ------------  ----------

NET LOSS                                   $(2,507,128)  $        -
                                           ============  ==========

BASIC AND DILUTED NET LOSS PER SHARE       $     (0.31)  $        -
                                           ============  ==========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES    8,093,008    4,363,147
                                           ============  ==========


The accompanying notes are an integral part of these consolidated financial statements.


                     ILIVE,  INC.  AND  SUBSIDIARIES

                 Consolidated  Statements  of  Cash  Flows


                                                                   1999       1998
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(2,507,128)  $          -
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                  114,456              -
    Impairment of long-lived assets                              1,603,622
    Minority interest                                              (18,780)             -
    Changes in assets and liabilities:
      Inventories                                                  (24,850)             -
      Other current assets                                           4,219              -
      Other assets                                                    (986)             -
      Accounts payable                                             379,266              -
      Payroll taxes payable                                        237,816              -
      Accrued interest                                              12,647              -
      Sales taxes                                                   (5,429)             -
      Other accrued expenses                                      (147,928)             -
                                                               ------------  ------------

    Net cash used by operating activities                         (353,075)             -
                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in purchase of Asia Pacific Co., LTD                75,180              -
  Advances to related parties                                      (86,416)
  Purchases of property and equipment                              (83,399)             -
                                                               ------------  ------------

    Net cash used by investing activities                          (94,635)             -
                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                         500,000              -
  Payments on notes payable                                        (26,256)             -
                                                               ------------  ------------

    Net cash provided by financing activities                      473,744              -
                                                               ------------  ------------

Net increase in cash                                                26,034              -

CASH, BEGINNING OF PERIOD                                                -              -
                                                               ------------  ------------

CASH, END OF PERIOD                                            $    26,034   $          -
                                                               ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                   $    25,712   $          -
    Franchise taxes                                            $       800   $          -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquistion of Asia Pacific Co., LTD for 690,000 shares
  of common stock valued at $74,609:
     Fair value of assets acquired, including $75,180 in cash  $ 2,084,559   $          -
     Fair value of liabilities assumed                          (1,934,770)             -
     Common stock issued                                           (74,609)             -
                                                               ------------  ------------

                                                               $    75,180   $          -
                                                               ============  ============

   Refinancing of debt                                         $   455,000   $          -
                                                               ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                       ILIVE,  INC.  AND  SUBSIDIARIES

                Consolidated Statements of Shareholders' Deficit
                     Years Ended December 31, 1999 and 1998


                                             COMMON STOCK                     ADDITIONAL                        TOTAL
                                         NUMBER              AMOUNT             PAID-IN     ACCUMULATED     SHAREHOLDERS'
                                       OF SHARES     PER SHARE     TOTAL        CAPITAL         DEFICIT        DEFICIT
                                      ------------  -----------  ----------  -------------  ---------------  ------------
BALANCE, DECEMBER 31, 1998 AND 1997      4,363,147               $    4,363  $  1,141,738  $ (1,146,101)     $         -

Common stock issued for cash            10,000,000  $     0.050      10,000       490,000                -       500,000

Acquisition of Asia Pacific Co., LTD       690,000  $     0.108         690        73,919                -        74,609

Net loss                                         -                        -             -       (2,507,128)   (2,507,128)
                                      ------------               ----------  -------------  ---------------  ------------

BALANCE, DECEMBER 31, 1999              15,053,147               $   15,053  $   1,705,657 $    (3,653,229)  $(1,932,519)
                                      ============               ==========  =============  ===============  ============



The accompanying notes are an integral part of these consolidated financial statements.

                       ILIVE,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of iLive, Inc., ("iLive"), its wholly owned subsidiary, Asia Pacific Co., LTD ("Asia Pacific") and Asia Pacific's majority owned subsidiary, 246 LLC, (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

iLive (formerly Powerhouse International Corporation) was incorporated in 1987 in Nevada, became inactive in 1996, and had no assets or liabilities at August 31, 1999. On September 7, 1999, iLive sold 10,000,000 shares of common stock for $500,000 cash and on September 30, 1999, it acquired Asia Pacific for 690,000 of its common shares valued at $74,609. This acquisition was accounted for as a purchase; accordingly, the results of operations of Asia Pacific are included in the accompanying consolidated financial statements since the date of acquisition.

Asia Pacific, incorporated in October 1995 in Niue (a foreign country), acquired a controlling 64% interest in 246 LLC, a limited liability company organized in March 1996, to construct and operate a full-service restaurant, bar and membership club in Beverly Hills, California. The restaurant, known as Chasen's, commenced operations in April 1997.

The following summarized pro forma information (unaudited) assumes iLive's purchase of Asia Pacific as of January 1, 1998:





                                             DECEMBER 31,
                                      -------------------------
                                          1999         1998
                                      ------------  -----------

Revenue                               $ 3,297,200   $3,611,508
                                      ------------  -----------
Expenses:
  Restaurant operating costs            3,563,381    3,368,505
  Impairment of long-lived assets       1,603,622           --
  General and administrative            1,153,101      381,909
  Depreciation and amortization           873,780      428,810
  Interest                                 62,161       36,942
                                      ------------  -----------

                                        7,256,045    4,216,166
                                      ------------  -----------

Loss before minority interests         (3,958,845)    (604,658)

Minority interests                        608,338      287,386
                                      ------------  -----------

Net loss                              $(3,350,457)  $ (317,272)
                                      ============  ===========

Basic and diluted net loss per share  $     (0.41)  $    (0.06)
                                      ============  ===========

                       ILIVE,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Inventories

Inventories, consisting of food, liquor, wine and cigars and cigarettes, are stated at the lower of cost (first-in, first-out) or market.

Property  and  equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives of 3-7 years using accelerated methods. Amortization of leasehold improvements is provided over the lease term using the straight line method.

Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

Revenue  recognition

Food and beverage revenues are recognized as the products are sold to the customer. Proceeds from sales of club memberships are billed and recognized monthly.

Advertising  and  promotional  costs

Costs of advertising and promotion are expensed as incurred. Such costs were $14,810 in 1999 and $0 in 1998.

Income  taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) 109. Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                       ILIVE,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Minority  interests

Minority interests represent the minorities' 36% of 246 LLC not owned by the Company. Losses were charged to the minority interests only up to their initial capital contributions as these investors have no obligation to provide additional capital.

Basic  and  diluted  net  loss  per  share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The effect of the potentially dilutive convertible debt (2,743,808 shares) were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive. Therefore, basic and diluted net loss per share are the same.

Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair  value  of  financial  instruments

The fair value of financial instruments, consisting primarily of notes payable, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying values.

Concentration  of  credit  risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company's policy is to maintain cash at high credit quality financial institutions to minimize risk. There were no uninsured balances at December 31, 1999.

Segment  disclosure

The Financial Accounting Standards Board has issued Statement No 131 "Disclosures about Segments of an Enterprise and Related Information" which modifies the disclosure requirements for reportable segments. The Company currently has only one operating segment.

                       ILIVE,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



2.     PROPERTY  AND  EQUIPMENT

                                 ESTIMATED
                               USEFUL LIVES    AMOUNT
                               --------------  --------
Leasehold improvements         Life of lease   $ 52,800
Kitchen equipment                    5 years     26,300
Furnishings and fixtures             7 years     78,100
Sound system equipment               5 years      5,300
Office and computer equipment        5 years     48,700
                                               --------

                                                211,200

Accumulated depreciation                         (2,500)
                                               --------

                                               $208,700
                                               ========


Chasen's has experienced losses since its inception and projections at December 31, 1999 did not show positive future cash flows, which is an indication of asset impairment. In April 2000, management closed Chasen's, but has yet to decide whether to reorganize or sell the restaurant. Because of the uncertainty of any future cash flows from restaurant operations, the Company has written the assets down to fair value, determined to be net selling price to a liquidator. Accordingly, an impairment of $1,403,622, which represents the excess of the carrying value of $1,573,622 for the restaurant fixed assets over the fair value of $170,000, has been charged to operations in 1999. Also included in the impairment charge is the write off of long-term prepaid rent of $200,000 on the restaurant lease, since it is not certain that the Company will continue to operate the restaurant and get the benefit of this prepayment. The restaurant accounts for all revenues and all but $520,000 of the expenses for 1999.

Office and computer equipment of $41,200, net of accumulated depreciation of $2,500 relates to the Company's new internet business plan and were not subject to impairment. All other property and equipment are stated at their fair values at December 31, 1999 and will be depreciated over their remaining useful lives at this new basis.

                       ILIVE,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3.     NOTES  PAYABLE

1,500,000 convertible note payable to shareholder, principal and 12% interest due on or before March 7, 2001.  The note is convertible at the holder's election into a maximum of 6,000,000
shares of common stock at $0.25 per share.                          $  685,952

Unsecured demand notes payable to minority interests,
with interest rates at 10% and 19.99%                                  364,450

Other                                                                   33,157
                                                                    -----------

                                                                     1,083,559

Less current maturities                                               (397,607)
                                                                    -----------

                                                                    $  685,952
                                                                    ===========

4.     INCOME  TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

The provision for income tax benefit of $321,000 has been offset by a valuation allowance of equal amount. At December 31, 1999 the Company has federal net operating loss carryforwards of $930,000 that can be utilized to offset future taxable income. These carryforwards expire in 2019.

As of December 31, 1999, no federal or state income tax returns have ever been filed for Asia Pacific. Management does not expect any unpaid tax liability to be material.

5.     COMMITMENTS  AND  CONTINGENCIES

Lease  obligations

The Company's restaurant and office facilities' operating lease expires February 28, 2006, with two 5-year renewal options. The lease calls for payment of the Company's share of the common area expenses in addition to minimum monthly lease payments. The minimum monthly lease payment of $23,680 is adjusted annually based on the Consumer Price Index. In addition the Company is obligated to pay percentage rent equal to 7.5% of monthly gross sales in excess of $250,000 plus $10,000 annually of unrestricted credit towards purchases of food, beverage, or other restaurant services.

                       ILIVE,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


5.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Lease  obligations  (continued)

The Company leases additional office space for $13,950 per month with a lease that expires June 30, 2004. The monthly base rent increases to $14,500 on July 1, 2000 and $15,000 on July 1, 2001 and is adjusted annually thereafter based on the Consumer Price Index.

The Company leases point-of-sale computer equipment and related software for $1,940 per month under an operating lease expiring February 2000.

Future minimum annual lease payments under all non-cancelable operating leases are:

                             2000         $456,000
                             2001          461,000
                             2002          464,000
                             2003          464,000
                             2004          374,000
                             Thereafter    332,000
                                       -----------

                                        $2,551,000
                                       ===========


License  agreement

The Company has entered into an agreement to use the name "Chasen's" through February 1, 2007 with an option to renew for two successive 5-year periods, followed by successive periods of 1 year each up to 99 years. The agreement grants the Company exclusive license of the name for the operation of a restaurant in the city of Beverly Hills and other exclusive and non-exclusive licenses relating to the sale of certain products at the restaurant bearing the "Chasen's" name. The Company has agreed to pay a royalty of 1-1/2% of the restaurant gross receipts for the first 18 months and 2% for each year thereafter, an 8% royalty on the sale of licensed products sold for $75 or less and 6% on licensed products sold for more than $75. The royalty payments are subject to an $80,000 annual minimum after the first 18 months of the agreement. The Company may terminate the agreement upon 120 days written notice to licensor. The licensor can only terminate the agreement for cause, as defined.

                       ILIVE,  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



6.     ACQUISITION

On February 17, 2000 the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc. ("SEA"), a Nevada corporation in exchange for 200,000 shares of the Company's common stock. The Company elected successor issuer status pursuant to Rule 12g-3(a) of the general Rules and Regulations of the Securities and Exchange Commission and became a reporting issuer under the Securities Exchange Act of 1934. For accounting purposes, the SEA acquisition was treated as a purchase. Prior to its acquisition by the Company, SEA had no material operations.

7.     GOING  CONCERN

The Company's restaurant operations were shut down in April 2000 after producing significant losses since they were acquired in September 1999. In addition, the Company's liabilities exceed its assets.

The Company intends to raise $5,000,000 by selling its common stock in a private offering to meet its current obligations and to finance its new internet based business plan. However, there can be no assurances that the Company will be able to complete the private offering.