Form 10QSB
period 2000-03-31
ILIVE INC/NV
filed 2000-06-05
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For  the  quarterly  period  ended  March  31,  2000

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

     Yes  [ X ]  No [  ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock                  Outstanding as May 31, 2000
-----------------------------------                  ---------------------------
 Common Stock, $0.001 par value                              15,398,334



     Transitional Small Business Disclosure Format (check one):

Yes  [  ] No [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Consolidated Balance Sheets at March 31, 2000 (Unaudited).

     Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 1999.

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 1999.

     Notes to Condensed Interim Consolidated Financial Statements (Unaudited) at March 31, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.

Item  2.     Changes  in  Securities.

Item  3.     Defaults  Upon  Senior  Securities.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Information.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                          ILIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                       MARCH 31, 2000
                                       ----------------
ASSETS

CURRENT ASSETS:
   Cash                                $        23,277
   Inventories                                  96,558
   Advances to related parties                  65,000
   Other                                         9,287
                                       ----------------

      TOTAL CURRENT ASSETS                     194,122

PROPERTY AND EQUIPMENT, NET                    305,566

OTHER                                          165,680
                                       ----------------

                                       $       665,368
                                       ================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable                       $       379,203
   Accounts payable                            679,835
   Payroll taxes payable                       389,011
   Accrued interest                            199,087
   Sales taxes                                  22,699
   Other accrued expenses                      281,680
                                       ----------------

      TOTAL CURRENT LIABILITIES              1,951,515

LONG-TERM DEBT                               1,270,409
                                       ----------------

      TOTAL LIABILITIES                      3,221,924
                                       ----------------

COMMITMENTS AND CONTINGENCIES                        -

SHAREHOLDERS' DEFICIT:
   Common stock                                 15,313
   Additional paid-in capital                1,805,547
   Accumulated deficit                      (4,377,416)
                                       ----------------

      TOTAL SHAREHOLDERS' DEFICIT           (2,556,556)
                                       ----------------

                                       $       665,368
                                       ================

   See accompanying notes to unaudited interim condensed consolidated financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                               2000         1999
                                           ------------  ----------
REVENUES:
  Food and beverage                        $   630,832   $        -
  Club membership                               53,520            -
                                           ------------  ----------

                                               684,352            -
                                           ------------  ----------

EXPENSES:
  Cost of food and beverage                    198,033            -
  Labor                                        365,256            -
  Rent                                          89,960            -
  Other restaurant operating                   161,688            -
  General and administrative                   523,777            -
  Depreciation and amortization                  8,125            -
                                           ------------  ----------

                                             1,346,839            -
                                           ------------  ----------

LOSS FROM OPERATIONS                          (662,487)           -

INTEREST EXPENSE                                61,700            -
                                           ------------  ----------

NET LOSS                                   $  (724,187)  $        -
                                           ============  ==========

BASIC AND DILUTED NET LOSS PER SHARE       $     (0.05)  $        -
                                           ============  ==========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES   15,147,488    4,363,147
                                           ============  ==========


   See accompanying notes to unaudited interim condensed consolidated financial statements


                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                      2000        1999
                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(724,187)  $        -
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                      8,125            -
    Changes in assets and liabilities:
      Inventories                                      6,009            -
      Other current assets                             8,363            -
      Other assets                                   (23,160)           -
      Accounts payable                              (233,094)           -
      Payroll taxes payable                          151,195            -
      Accrued interest                                80,231            -
      Sales taxes                                    (28,903)           -
      Other accrued expenses                         245,186            -
                                                   ----------  ----------

    Net cash used by operating activities           (510,235)           -
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments from related parties                     21,416            -
  Purchases of property and equipment               (104,991)           -
                                                   ----------  ----------

    Net cash used by investing activities            (83,575)           -
                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            25,000            -
  Proceeds from long-term debt                       584,457            -
  Payments on notes payable                          (18,404)           -
                                                   ----------  ----------

    Net cash provided by financing activities        591,053            -
                                                   ----------  ----------

Net increase in cash                                  (2,757)           -

CASH, BEGINNING OF PERIOD                             26,034            -
                                                   ----------  ----------

CASH, END OF PERIOD                                $  23,277   $        -
                                                   ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                       $       -   $        -
    Franchise taxes                                $       -   $        -
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of shares for license                   $  75,150   $        -
                                                   ==========  ==========

   See accompanying notes to unaudited interim condensed consolidated financial statements

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

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


Interim  periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB.

Subsequent  event

Chasen's has experienced losses since its inception and projections at December 31, 1999 did not show positive future cash flows, which is an indication of asset impairment. In April 2000, management closed Chasen's, but has yet to decide whether to reorganize or sell the restaurant. Because of the uncertainty of any future cash flows from restaurant operations, the Company wrote the assets down to fair value at December 31, 1999, determined to be net selling price to a liquidator. The restaurant accounts for all revenues and all but $328,000 of the expenses for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

COMPANY  OVERVIEW

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

Other shows currently under development include: "Miss World United States," "A day in the Life of," "Behind the Scenes," and "iLive Undercover."

     - iLive Music: iLive music will offer musicians the opportunity to promote themselves over the Internet as well as the opportunity to market their products through the Company's Web site. Artists will also have the opportunity to have video of their performances played over iLive's Web site.

The Company's prior three month period ended March 31, 1999 is not indicative of the Company's current business plan and operations. During the three month period ended March 31, 1999 as well as the year ended December 31, 1998, the Company was inactive and had no revenues. In September 1999, the Company acquired Asia Pacific, as previously discussed in the Company's prior filings. Asia Pacific's principal asset consisted of a 64% interest in 246 LLC dba Chasen's Restaurant. The Company had intended to utilize Chasen's as a forum for its Internet related entertainment operations.

However, losses from the Company's Chasen's restaurant operations exceeded the Company's expectation. Due to Chasen's negative cash flow and increased net loss, Management has decided to discontinue any further investment into 246 LLC and to either reorganize or divest its restaurant operations. As a result, the Company incurred a one time charge of $1,603,622 representing the impairment of long-lived assets associated with the closing of Chasen's. The Company has decided to focus its efforts on the development of its Internet operations.

PLAN  OF  OPERATIONS  FOR  THE  COMPANY'S  WEB  SITE  ILIVE.COM.

The Company's goal for its Internet operations is to build and operate an entertainment Web site featuring new musical artists and to market those artists' music and related items on its proposed Web site. The Company's Web site was launched in a Beta (test) format on January 15, 2000. The Company anticipates that the site will open for full operations in June 2000. As of March 31, 2000, the Company has not yet realized any material revenues from its Web Site operations.

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

The Company intends to obtain additional financing through the sale of its Common Stock and plans on initiating a Private Placement for $5,000,000 through the sale of its restricted Common Stock, including warrants to purchase additional shares of the Company's Common Stock. However, there can be no assurances that the Company will be able to complete the Private Offering. Failure to complete the Private Offering may have a material adverse effect on the Company's results of operations.

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

Capital  Expenditures

The Company's anticipated capital expenditures for the year ending December 31, 2000 are expected to consist of development costs for the Company's Web site. The Company expects to expend approximately an additional $1,500,000 towards ongoing development of its Web site. The Company also expects to expend approximately $75,000 towards purchase of additional computer equipment needed for the planned expansion of its intended Web site.


                           PART II - OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2  -  CHANGES  IN  SECURITIES

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

On February 29, 2000, the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc., a Nevada corporation ("SEA") by issuing 200,000 shares of its restricted common stock. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In February 2000, the Company initiated a private offering of up to $500,000 worth of the Company's "restricted" Common Stock including warrants to purchase additional shares of the Company's Common Stock (a "Unit"). As of May 15, 2000, the Company has sold 5,000 Units shares resulting in net proceeds of $25,000. The issuances were offered without general solicitation or advertising to unrelated accredited investors under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     27.1  Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K

On March 6, 2000, the Company filed a Current Report on Form 8-K dated February 29, 2000 reporting its acquisition of Society of Economic Assurance, a Nevada corporation.

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ILIVE,  INC.
                                          (Registrant)

                                          Date:  June  5,  2000

                                          By /s/ Scott Hendricks
                                          ------------------------
                                          President  &  CEO