Form 10QSB
period 2000-06-30
ILIVE INC/NV
filed 2000-08-11
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For  the  quarterly  period  ended  June 30,  2000

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

     Yes  [ X ]  No [  ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock                  Outstanding as May 31, 2000
-----------------------------------                  ---------------------------
 Common Stock, $0.001 par value                              15,313,334



     Transitional Small Business Disclosure Format (check one):

Yes  [  ] No [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited).

     Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2000 and 1999.

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2000 and 1999.

     Notes to Condensed Interim Consolidated Financial Statements (Unaudited) at June 30, 2000.

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

                          ILIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                            JUNE 30, 2000
                                            ---------------
     ASSETS

CURRENT ASSETS:
   Cash                                     $       18,734

   Deposit                                         100,150
                                            ---------------

      TOTAL CURRENT ASSETS                         118,884

PROPERTY AND EQUIPMENT, NET                        129,668

OTHER                                               32,764
                                            ---------------

                                            $      281,316
                                            ===============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Convertible note payable to shareholder  $    1,500,000
   Advances from shareholder                       250,913
   Notes payable                                   376,623
   Accounts payable                                756,272
   Payroll taxes payable                           375,816
   Accrued interest                                271,371
   Sales taxes and other accrued expenses          304,677
                                            ---------------

      TOTAL CURRENT LIABILITIES                  3,835,672

COMMITMENTS AND CONTINGENCIES                            -

SHAREHOLDERS' DEFICIT:
   Common stock                                     15,313
   Additional paid-in capital                    1,805,547
   Accumulated deficit                          (5,375,216)
                                            ---------------

      TOTAL SHAREHOLDERS' DEFICIT               (3,554,356)
                                            ---------------

                                            $      281,316
                                            ===============



   See accompanying notes to unaudited interim condensed consolidated financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                   ---------------------------   -------------------------
                                        2000          1999          2000          1999
                                   ---------------------------   -------------------------
REVENUES:                            $         -   $        -  $         -   $        -

EXPENSES:
  Website development                     27,799            -      160,579            -
  General and administrative             462,537            -      669,028            -
  Interest expense                        83,868            -      145,567            -
                                     ------------  ----------  ------------  ----------

                                         574,204            -      975,174            -
                                     ------------  ----------  ------------  ----------

LOSS FROM CONTINUING OPERATIONS         (574,204)           -     (975,174)           -
                                     ------------  ----------  ------------  ----------

DISCONTINUED OPERATIONS:
   Loss from operations of Chasen's
     restaurant                         (156,377)           -     (479,493)           -
   Loss on disposal of restaurant
     assets                             (267,320)           -     (267,320)           -
                                     ------------  ----------  ------------  ----------

NET LOSS                             $  (997,901)  $        -  $(1,721,987)  $        -
                                     ============  ==========  ============  ==========

BASIC AND DILUTED
  NET LOSS PER SHARE:
Loss from continuing operations      $     (0.04)  $        -  $     (0.06)  $        -
Loss from discontinued operations          (0.01)           -        (0.03)           -
Loss on disposal of restaurant
   assets                                  (0.02)           -        (0.02)           -
                                     ------------  ----------  ------------  ----------

NET LOSS                             $     (0.07)  $        -  $     (0.11)  $        -
                                     ============  ==========  ============  ==========

BASIC AND DILUTED
  WEIGHTED AVERAGE SHARES             15,313,147    4,363,147   15,230,317    4,363,147
                                     ============  ==========  ============  ==========





   See accompanying notes to unaudited interim condensed consolidated financial statements


                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    SIX MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(1,721,987)  $        -
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                       16,250            -
    Loss on disposal of restaurant assets              267,320
    Repayment of advances to related parties
     through performance of services                    86,000            -
    Changes in assets and liabilities:
      Inventories                                       48,795            -
      Other assets                                      (5,444)           -
      Accounts payable                                (156,657)           -
      Payroll taxes payable                            138,000            -
      Accrued interest                                 152,515            -
      Other accrued expenses                           216,581            -
                                                   ------------  ----------

    Net cash used by operating activities             (958,627)           -
                                                   ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of advances from related parties              416            -
  Purchases of property and equipment                 (118,066)           -
                                                   ------------  ----------

    Net cash used by investing activities             (117,650)           -
                                                   ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                           (20,984)
  Issuance of common stock                              25,000            -
  Proceeds from convertible note                       814,048
  Advances from shareholder                            250,913            -
                                                   ------------  ----------

    Net cash provided by financing activities        1,068,977            -
                                                   ------------  ----------

Net decrease in cash                                    (7,300)           -

CASH, BEGINNING OF PERIOD                               26,034            -
                                                   ------------  ----------

CASH, END OF PERIOD                                $    18,734   $        -
                                                   ============  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                       $         -   $        -
    Franchise taxes                                $         -   $        -
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of shares for license                   $    75,150   $        -
                                                   ============  ==========





   See accompanying notes to unaudited interim condensed consolidated financial statements

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

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


Discontinued Operations

In April 2000, management closed Chasen's to the public and began operating the restaurant for private parties only. In July 2000, operations of the restaurant were permanently discontinued. The Company wrote off all its restaurant operating assets (which consisted primarily of furniture, fixtures and restaurant equipment), and inventory as of June 30, 2000. The remaining assets of the restaurant as of June 30, 2000 consist of cash, a liquor license and equipment and utility deposits. The remaining liabilities (all current) as of June 30, 2000 include notes payable, payroll taxes payable, vendor accounts payable and accrued interest. The restaurant had revenues of $754,649 and $83,282 for the six and three month periods ended June 30, 2000, respectively.

Interim  periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB.

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

COMPANY OVERVIEW

iLive, Inc. ("iLive" or the "Company") is an Internet based online entertainment media company. The Company is currently developing a broadcast entertainment Internet destination located at www.iLive.com. The Company plans to offer a wide array of entertainment and musical content through its website which will consist of the following:

     - iLive Shows: iLive produces, directs and films many of its own shows for broadcast live and on-demand over the Internet. These shows are filmed in broadcast quality so that as an audience following grows the company maintains the ability to support, repackage, license, sell and deliver this entertainment to the consumer via all forms of media.

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

Other shows currently under development include: "Miss World United States," "A day in the Life of ," "Behind the Scenes," and "iLive Undercover."

     - iLive Music: iLive music will offer musicians the opportunity to promote themselves over the Internet as well as the opportunity to market their products through the Company's Web site. Artists will also have the opportunity to have video their performances played over iLive's Web site

The Company's prior six month period ended June 30, 1999 is not indicative of the Company's current business plan and operations. During the six month period ended June 30, 1999 as well as the year ended December 31, 1998, the Company was inactive and had no revenues. In September 1999, the Company acquired Asia Pacific, as previously discussed in the Company's prior filings. Asia Pacific's principal asset consisted of a 64% interest in 246 LLC dba Chasen's Restaurant. The Company had intended to utilize Chasen's as a forum for its Internet related entertainment operations.

However, losses from the Company's Chasen's restaurant operations exceeded the Company's expectation. Due to Chasen's negative cash flow and increased net loss, Management has decided to discontinue any further investment into 246 LLC and to either reorganize or divest its restaurant operations. As a result, the Company incurred a one time charge of $1,603,622 as of December 31, 1999 representing the impairment of long-lived assets associated with the closing of Chasen's. Additionally, as of June 30, 2000, the Company incurred a one time disposition charge of $267,320 for the loss of the Chasen's assets. The Company has decided to focus its efforts on the development of its Internet operations.

Plan of Operations for the Company's Web Site iLive.com.

The Company's goal for its Internet operations is to build and operate an entertainment Web site featuring new and unique self produced content. The Company's Web site was launched in a Beta (test) format on January 15, 2000. The Company anticipates that the site will open for full operations in June
2000. As of June 30, 2000, the Company has not yet realized any material revenues from its Web Site operations.

Liquidity & Capital Resources

On September 7, 1999, the Company raised $500,000 through the sale of 10,000,000 shares of the Company's "restricted" Common Stock at a price of $0.05 per share and $1,500,000 through debt financing in the form of a $1,500,000 convertible note (the "Note"). Pursuant to the terms of the Note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2001. The note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. As of May 15, 2000, the Company has expended approximately $2,000,000 towards development of its business plan and continued operations, with none of its original financing remaining. For the three month period ended June 30, 2000, the Company received an additional $250,913 in advances from a related shareholder of the Company to fund daily operations.

The Company currently does not have sufficient funds to fund ongoing operations and is currently in negotiations for additional debt financing to fund its immediate needs. No assurances can be given however, that the Company will be successful in securing such additional debt financing. Failure to secure such funds will have a material adverse effect on the Company's results of operations.

The Company intends to obtain additional financing through the sale of its Common Stock and has initiated a Private Offering for $5,000,000 through the sale of its restricted Common Stock, including warrants to purchase additional shares of the Company's Common Stock. As of the date of this report, the Company has raised $25,000 pursuant to the Private Offering. There can be no assurances that the Company will be able to complete the Private Offering. Failure to complete the Private Offering may have a material adverse effect on the Company's results of operations.

Additionally, a slower than expected rate of acceptance of the Company's Web site, or lower than expected revenues generated from the Company's Web site, would materially adversely affect the Company's liquidity. The Company currently needs additional capital in order to continue with the development of its business plan. The Company currently has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Capital Expenditures

The Company's anticipated capital expenditures for the period ended December 31, 2000 is expected to consist of development costs for the Company's Web site. The Company expects to expend approximately an additional $1,500,000 towards ongoing development of its Web site and development of its business plan. The Company also expects to expend approximately $75,000 towards purchase of additional computer equipment needed for the planned expansion of its intended Web site.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. On June 16, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, against the Company and its subsidiary entitled Glenn Lebowitz, an individual v. 246 LLC, a California limited liability company; Asia Pacific Co., LTD., a corporation; iLive, Inc., a Nevada corporation, formerly knownas Powerhouse, Inc,; and Does 1 through 10, Inclusive (the "Complaint"). The Complaint alleges claims for Breach on Promissory Note, Judicial Foreclosure of Lien; and Common Count. The Complaint seeks payment of a note in the amount of approximately $55,000.

ITEM 2 - CHANGES IN SECURITIES

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

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

     27.1 Financial Data Schedule

(B)     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   ILIVE, INC.

                                   By /s/ Scott Hendricks
                                   ----------------------------------
                                   Scott Hendricks
                                   President & CEO


                                   By /s/ Anastasia Cronin
                                   ----------------------------------
                                   Anastasia Cronin
                                   Chief Financial Officer



Dated: August 11, 2000