Form 10QSB
period 2000-09-30
ILIVE INC/NV
filed 2000-11-20
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For the quarterly period ended September 30, 2000

     [   ] Transition  report  under  Section  13  or  15(d) of the Securities
           Exchange  Act  of  1934

     For the transition  period  from  _________  to  _________

     Commission  File  No.  0-28549


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

     Yes  [ X ]  No [  ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock                  Outstanding as May 31, 2000
-----------------------------------                  ---------------------------
 Common Stock, $0.001 par value                              21,313,334



     Transitional Small Business Disclosure Format (check one):

Yes  [  ] No [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited).

     Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2000 and 1999.

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2000 and 1999.

     Notes to Condensed Interim Consolidated Financial Statements (Unaudited) at September 30, 2000.

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





                                        SEPTEMBER 30, 2000
                                        ------------------
ASSETS
CURRENT ASSETS:
   Cash                                $                36

   Deposits                                        103,188
                                        ------------------
      TOTAL CURRENT ASSETS                         103,224

PROPERTY AND EQUIPMENT, NET                         97,173

OTHER                                               17,581
                                        ------------------
                                       $           217,978
                                        ==================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable                       $           376,623
   Accrued interest                                360,370
   Advances from shareholder                       490,599
   Accounts payable                                776,118
   Payroll taxes payable                           375,816
   Other accrued expenses                          304,678
                                        ------------------
      TOTAL CURRENT LIABILITIES                  2,684,204

COMMITMENTS AND CONTINGENCIES                            -

SHAREHOLDERS' DEFICIT:
   Common stock                                     21,313
   Additional paid-in capital                    3,299,547
   Accumulated deficit                          (5,787,086)
                                        ------------------
      TOTAL SHAREHOLDERS' DEFICIT               (2,466,226)
                                        ------------------
                                       $           217,978
                                        ==================


   See accompanying notes to unaudited interim condensed consolidated financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                               THREE MONTHS ENDED SEPTEMBER 30,  SIX MONTHS ENDED SEPTEMBER 30,
                               -------------------------------   -----------------------------
                                        2000          1999          2000          1999
                               -------------------------------   -----------------------------
REVENUES:                            $         -   $        -      $          -   $          -
                               -----------------   ----------    --------------   ------------
EXPENSES:
  Website development                     38,807            -           199,386              -
  General and administrative             276,412            -           945,440              -
  Interest expense                        88,842            -           234,409              -
                               -----------------   ----------    --------------   ------------
                                         404,061            -         1,379,235              -
                               -----------------   ----------    --------------   ------------
LOSS FROM CONTINUING OPERATIONS         (404,061)           -        (1,379,235)             -
                               -----------------   ----------    --------------   ------------
DISCONTINUED OPERATIONS:
   Loss from operations of Chasen's
     restaurant                           (7,809)           -          (487,302)             -
   Loss on disposal of restaurant
     assets                                    -            -          (267,320)             -
                               -----------------   ----------    --------------   ------------
NET LOSS                             $  (411,870)  $        -      $ (2,133,857)  $          -
                               =================   ==========    ==============   ============
BASIC AND DILUTED
  NET LOSS PER SHARE:
Loss from continuing operations      $     (0.03)  $        -      $      (0.09)  $          -
Loss from discontinued operations          (0.00)           -             (0.03)             -
Loss on disposal of restaurant
   assets                                      -            -             (0.02)             -
                               -----------------   ----------    --------------   ------------
NET LOSS                             $     (0.03)  $        -      $      (0.14)  $          -
                               =================   ==========    ==============   ============
BASIC AND DILUTED
  WEIGHTED AVERAGE SHARES             15,544,812    6,438,061        15,129,507      5,173,551
                               =================   ==========    ==============   ============









   See accompanying notes to unaudited interim condensed consolidated financial statements


                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                  2000            1999
                                                            ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $    (2,133,857)  $           -
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                    22,250               -
    Loss on disposal of restaurant assets                           267,320
    Repayment of advances to related parties
     through performance of services                                 86,000               -
    Changes in assets and liabilities:
      Inventories                                                    48,795               -
      Other assets                                                    6,701               -
      Accounts payable                                             (136,811)              -
      Payroll taxes payable                                         138,000               -
      Accrued interest                                              241,514               -
      Other accrued expenses                                        216,582               -
                                                            ----------------  -------------
    Net cash used by operating activities                        (1,243,506)              -
                                                            ----------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of advances from related parties                           416               -
  Purchases of property and equipment                               (91,571)              -
                                                            ----------------  -------------
    Net cash used by investing activities                           (91,155)              -
                                                            ----------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                        (20,984)
  Issuance of common stock                                           25,000               -
  Proceeds from convertible note                                    814,048
  Advances from shareholder                                         490,599               -
                                                            ----------------  -------------
    Net cash provided by financing activities                     1,308,663               -
                                                            ----------------  -------------
Net decrease in cash                                                (25,998)              -

CASH, BEGINNING OF PERIOD                                            26,034               -
                                                            ----------------  -------------

CASH, END OF PERIOD                                         $            36   $           -
                                                            ================  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                $             -   $           -
    Franchise taxes                                         $             -   $           -
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Conversion of Debenture                                   $     1,500,000   $           -
                                                            ================  =============
  Issuance of shares for license                            $        75,150   $           -
                                                            ================  =============
  Return of office furniture and related decrease
   in liability                                             $        26,495   $           -
                                                            ================  =============








   See accompanying notes to unaudited interim condensed consolidated financial statements

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000
Basis  of  Presentation

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

Discontinued  Operations

In April 2000, management closed Chasen's to the public and began operating the restaurant for private parties only. In July 2000, operations of the restaurant were permanently discontinued. The Company wrote off all its restaurant operating assets (which consisted primarily of furniture, fixtures and restaurant equipment), and inventory as of June 30, 2000. The remaining assets of the restaurant as of September 30, 2000 consist of a liquor license and a utility deposit. The remaining liabilities (all current) as of September 30, 2000 include notes payable, payroll taxes payable, vendor accounts payable and accrued interest. The restaurant had revenues of $701,000 and $0 for the nine and three month periods ended September 30, 2000, respectively.

Interim  periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB.

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

COMPANY OVERVIEW

iLive.com (OTCBB: LIVE) is an online entertainment media company that produces its own branded shows, music and other original and sponsored entertainment. All content will be filmed in broadcast quality and will be viewed in a combination of free content, pay-per-view, and subscription based programming. Each show will also leverage the Internets ability to facilitate the purchasing of products and merchandise via e-commerce.

iLive.com believes that television on the Internet is the future and the key is the ability to produce compelling content that can generate revenue. The Company uses content and viewer participation to attract a diverse audience and retain them on the site for extended periods of time. iLive's many channels focus on specific areas of interest and allow viewers to access entertainment on demand. The site connects viewers with several interactive entertainment communities from sports, music, fashion, astrology, cooking, and magic, to iLive's own original news and programming. through each of its channels, iLive plans to offer its customers the opportunity to purchase a ticket to view various events and content while providing its marketing partners with the ability to reach focused segments of user specific demographics and lifestyle characteristics. iLive's content also presents performers and entertainers profit-sharing incentives to "self-promote" themselves on iLive.com. This provides the Company with content at virtually no out of pocket expense, while providing an army of individuals driving word of mouth traffic to the site on a daily basis.

The Company's prior three month period ended September 30, 2000 is not indicative of the Company's current business plan and operations. During the three month period ended September 30, 2000 as well as the year ended December 31, 1999, the Company was building its infrastructure and had no revenues. In September 1999, the Company acquired Asia Pacific, as previously discussed in the Company's prior filings. Asia Pacific's principal asset consisted of a 64% interest in 246 LLC dba Chasen's Restaurant. The Company had intended to utilize Chasen's as a forum for its Internet related entertainment operations.

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

PLAN  OF  OPERATIONS  FOR  THE  COMPANY'S  WEB  SITE  ILIVE.COM.

The Company's goal for its Internet operations is to seamlessly integrate streaming media content and e-commerce in the context of a global branded network. The Company's Web site as anticipated was launched in the third quarter. As of September 30, 2000, the Company has not yet realized any material revenues from its Web Site operations. Plans call for the Company to continue to build content and implement a subscription based model later next year. The Company also plans to introduce business to business services in the first quarter next year that are expected to generate revenue as well as allow advertisers to participate within the context of the site.

Liquidity  &  Capital  Resources

On September 7, 1999, the Company raised $500,000 through the sale of 10,000,000 shares of the Company's "restricted" Common Stock at a price of $0.05 per share and $1,500,000 through debt financing in the form of a $1,500,000 convertible note (the "Note"). Pursuant to the terms of the Note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2001. The note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. As of September 30,2000 the $1,500,000 note was converted by the holder into 6,000,000 shares of common stock.

As of September 30, 2000, the Company has expended approximately $2,000,000 towards development of its business plan and continued operations, with none of its original financing remaining. The Company currently does not have sufficient funds to fund ongoing operations and is currently in negotiations for additional debt financing to fund its immediate needs. No assurances can be given however, that the Company will be successful in securing such additional debt financing. Failure to secure such funds will have a material adverse effect on the Company's results of operations.

The Company intends to obtain additional financing through the sale of its Common Stock and through a Private Placement of its restricted Common
Stock,  including  warrants  to  purchase  additional  shares  of  the Company's
Common Stock. However, there can be no assurances that the Company will be able to complete the Private Offering. Failure to complete the Private Offering may have a material adverse effect on the Company's plan of operations.

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

Capital  Expenditures

The Company's anticipated capital expenditures for the year ending December 31, 2000 are expected to consist of development costs for the Company's Web site. The Company expects to expend approximately an additional $1,500,000 towards ongoing development of its Web site. The Company also expects to expend approximately $75,000 towards purchase of additional computer equipment needed for the planned expansion of its intended Web site. The Company currently does not have sufficient working capital to fund its anticipated capital expenditures and will need to raise additional funds either though additional equity or debt financings. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Failure to raise additional funds for the Company's planned capital expenditures will have a material adverse effect on the Company's plan of operations.

                           PART  II  -  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is currently involved in litigation for approximately $10,000. The Company expects to have the matter settled quickly and believes that it will not have any material adverse effects on it financial condition or results of its operations.

ITEM  2  -  CHANGES  IN  SECURITIES

On September 30, 2000, the Company issued 6,000,000 common shares of its "restricted" common stock upon conversion by Street Capital of the Company's previously issued $1,500,000 note. The issuance was an isolated transaction involving a public offering pursuant to Section 4 (2) of the Securities Act of 1933.

Item  3  -  Defaults  Upon  Senior  Securities

None

Item  4  -  Submission  of  Matters  to  a  vote  of  Security  Holders

None


Item  5  -  Other  Information

As of September 30, 2000 Anastasia Cronin, the Company's Chief Financial Officer, and Director left the Company due to a family relocation. The Chief Financial Officer vacancy has been temporarily filled by Scott Henricks, the Company's President and Chief Executive Officer. Hirsh Wilck, the Company's head of Miss World United States Operations has replaced her as a Director.

Item  6  -  Exhibits

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




                                   ILIVE, INC.

                                   By /s/ Scott Hendricks
                                   ----------------------------------
                                   Scott Hendricks
                                   President, CEO & CFO


Dated: November 16, 2000