Form 10KSB
period 2000-12-31
ILIVE INC/NV
filed 2001-04-16
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934

     For the fiscal year ended December 31, 2000

     [    ]   Transition report  under  Section  13  or  15(d) of the Securities
              Exchange  Act  of  1934

     For the transition period from  _________  to  _________

     Commission File No. 0-28549


                                   ILIVE, INC.
                  (Name of Small Business Issuer in Its Charter)

           NEVADA                                             95-4783826
(State or Other Jurisdiction of                             (IRS  Employer
 Incorporation or Organization)                          Identification Number)

   5360 WILSHIRE BLVD., SUITE 406
      LOS ANGELES, CALIFORNIA                                   90010
(Address of Principal Executive Offices)                     (Zip Code)

                                 (310) 252-2256
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

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

     Yes  [ X ]    No  [   ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year.   $3,624

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $1,771,418

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,313,147

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

ITEM 1 - DESCRIPTION OF BUSINESS

COMPANY  OVERVIEW

iLive, Inc. ("iLive" or "the Company") is a Nevada Corporation headquartered in Los Angeles, California. The Company is a development stage Internet entertainment media company that produces its own branded shows, music and other original and sponsored entertainment.

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

BUSINESS  OF  THE  ISSUER

iLive is a development stage company which seeks to combine the fast growth and entertainment potential of the Internet with the strengths of traditional brick and mortar theatres. The Company operates a broadcast entertainment Internet destination located at www.iLive.com. iLive.com seeks to take advantage of the infancy of the Internet media marketplace and the coming convergence of broadband Internet and television.

The Company looks to act as a promoter of events in various arenas focusing initially on music. iLive also intends to embark on an acquisition program to purchase and roll-out physical brick & mortar theaters. iLive's plan is to expand operations throughout the western United States. However, there can be no assurances that iLive will be able to acquire additional theaters or that such acquisition will be on terms favorable to the Company.

The content which is obtained through the Company's promotional efforts will be filmed, edited and posted on the Internet. Viewers will be able to watch concerts, boxing, wrestling, backstage interviews and even short infomercials may be filmed to increase ticket and merchandise sales.

The Company's mission is to become an entertainment media company delivering sports, music, and events both in live theaters and on the Internet via programming offered 24 hours a day, 7 days a week. Such content is expected to generate revenue through theater ticket sales, event promotions, and merchandise sales. Internet operations are expected to generate revenue on a pay-per-view business model, monthly subscriptions, or by charging the content provider (i.e. for corporate training etc ).

On February 22, 200, the Company purchased the domain and trademark rights to the Miss Beverly Hills Pageant, Miss Teen Beverly Hills, Mr. Beverly Hills, and Miss Black Beverly Hills. On October 15, 2000, the Company hosted the Miss Beverly Hills Pageant at the Beverly Hills Hotel in which approximately fifty contestants competed for the right to be crowned the winner of the 2000 pageant. Revenues generated from the first show were nominal and were derived solely from ticket sales. In the future, Management believes it can obtain additional revenue through sponsorship ,merchandise sales, Pay-Per-View Internet Broadcasting as well as appearance fees by the winners.

CUSTOMERS

The Company expects distinct customers under each of its main business unit categories:

1. Website customers. Customers are expected to range from the audience of third party content providers to individuals desiring to see the Company's exclusive niche content that they cannot see anywhere else. All of these customers will have access to the Internet and almost all will have broadband, high-speed Internet connectivity.

2. Event customers. Most of these customers are expected to come to the Company's venues primarily for the entertainment factor of the specific event they will be attending. However, a significant portion of these customers will have access to the Internet and may be motivated to go to the Company's website to view the event and "relive" the experience

3. Streaming Media Servicing Customers. These customers are expected to be primarily businesses that need assistance with their streaming media capabilities or want to be a part of the Company's network of video-on-demand.

While customers of the three business units vary, the Company plans to target them all with the focus of selling streaming video on its website, generating name brand awareness, or developing its network of video-on-demand and its streaming media expertise.

CURRENT  COMPETITION

To date, a large number of startups have focused on producing TV programming for the Web and distributing films over the Internet. However, Management believes the reason no company has yet to "make it" is that nobody is offering compelling content and nobody is generating revenue in producing that content offline.

For example, Broadcast.com, an Internet site owned by Yahoo and devoted to streaming content, has purchased the rights to movies produced by Trimark
Holdings. Fans of the Warlock or Leprechaun movie series are few, however. Seattle-based Atom Films owns 150 short movies that it posts for viewing over the Internet, and it has raised millions from a solid list of investors. Nevertheless, the company is still unable to charge money due to lack of traffic and streaming technology. Broadcast.com suffers from the same problem and does not charge viewers to watch its movies. Analysts predict that both companies will not reach profitability for quite some time.

Elsewhere, in the last year, only one feature film has been available for purchase over the Internet: Artisan Entertainment's Pi, which was distributed via download. Again, the content lacked pull and few people reportedly downloaded Pi.

The Company believes that there is no company currently following a similar business model and concept. Nor have other companies "cracked the content nut". The Company recognizes the two companies listed below as a potential threat to the Company, even though, at present, they focus only on offering movies and do not appear to have compelling content.

1. Intertainer. This three-year-old Los Angeles startup plans to deliver movies, music and other forms of consumer entertainment over digital subscriber line (DSL) and cable-modem networks. The company's service is currently in trials with US West and Comcast.

Critics have raised questions about how Intertainer will make money and whether its service will even work. The company's cofounders, Jonathan Taplin, Richard Baskin, and Jeremiah Chechik, all have important Hollywood "relationships", and they plan to use them to acquire a rich collection of content to store on their servers: Intertainer will offer 500 hours worth of films, TV shows, and special-interest titles at any given time, with 20 percent of its content updated every month.

Mr. Barton, a seasoned cable TV executive, nevertheless predicts that Intertainer will lose money by focusing on video demand and its apparent lack of compelling content.

2. On2.com. Since 1992, the company has developed streaming video software that it licenses to Microsoft, Sega, and smaller video game and CD-ROM companies. It recently moved into the broadband content space and is planning to offer movies, games, travel and education sites from the beginning of the year.

While On2.com has raised 7 million in funding, it is not expecting to generate serious revenues until 2001 and is unsure when it will become profitable. The business model includes video advertising, like commercials seen on television, rather than the flat banner ads that Web sites currently display.

By partnering with movie studios, travel companies, and game developers, On2.com hopes to blend branded content with its own hosts, announcers and programming. It is developing Web channels for broadband-enabled consumers combining the elements of television with the interactivity of the Internet.

THE  MARKETPLACE

The Internet gets redefined almost daily. According to Forward Concepts there are approximately 500 million worldwide Internet users. The Company believes that streaming video is the future of Internet programming. Its future on the Internet lies with the expansion of broadband connectivity. Internet television will grow as broadband and high-speed Internet connectivity grows. The current market size of Internet television, which is approximately 10 million households, is a larger addressable market than many "regular television" markets. Yet, Internet television usage has still only penetrated less than 2% of the worldwide Internet market, and you have the emergence of an exploding opportunity.

Dataquest estimates that the potential market for video-on-demand is $9 Billion, or $1 Billion more than the entire market for video rentals in 1998.

EMPLOYEES

As  of  December  31,  2000  the Company employed 6 people on a full time basis.

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

RISK  FACTORS

FUTURE CAPITAL NEEDS. To date the Company's only source of revenue has been derived from its restaurant operations. However, since closing its restaurant operations, as discussed in the Company's prior filings, the Company has no current source of income and will require additional financing in order to develop its planned Internet operations. The Company has extremely limited cash liquidity and capital resources. Consequently, the Company's business plan requires additional funding. Any equity financings would result in dilution to the Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

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

ITEM  2  -  DESCRIPTION  OF  PROPERTY

iLive currently operates at 5360 Wilshire Blvd, Suite 406, Los Angeles, CA 90010. On December 1, 2000 the Company entered into an oral month-to-month lease with the Company's major shareholder, Street Capital, Inc. for approximately 3,000 square feet in Los Angeles, CA. This currently serves as the Company's headquarters and administrative facility. Pursuant to the terms of the oral lease, the monthly rent is $2,000 per month.

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



                                BID  PRICES
  YEAR     PERIOD              HIGH      LOW

 1997     First   Quarter     0.2813     0.0313
          Second  Quarter     0.3125     0.1250
          Third   Quarter     0.1250     0.0625
          Fourth  Quarter     0.0725     0.0725

 1998     First   Quarter     0.1563     0.0725
          Second  Quarter     0.1875     0.0825
          Third   Quarter     0.0625     0.0200
          Fourth  Quarter     0.0200     0.0200

 1999     First   Quarter     0.0200     0.0200
          Second  Quarter     0.0200     0.0200
          Third   Quarter     2.7500     0.6250
          Fourth  Quarter     2.2500     1.3800

2000      First Quarter       4.2500     1.1900
          Second Quarter      1.7500     0.4100
          Third Quarter       1.9400     0.3400
          Fourth Quarter      1.2500     0.1000

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

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on March 31, 2001 was approximately 190. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

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

On January 9, 2001 The Company sold an aggregate of 1,000,000 shares of its "restricted" common stock and warrants to purchase up to 1,000,000 shares of its "restricted" common stock in two "accredited" investors, resulting in net proceeds of $250,000. The issuance was an isolated transaction involving a public offering pursuant to Section 4 (2) of the Securities Act of 1933. Subsequently, however, the Company and the two investors agreed to rescind the sale of the Company's common stock.

On January 25, 2001, pursuant to an Agreement for the Purchase and Sale of Assets, agreed to issue to Web Theatre, Inc., an Arizona corporation, 3,448,320 shares of its "restricted" Common Stock and Warrants to purchases up to 3,448,320 shares of the Company's "restricted" common stock at an exercise price of $1.00 per share, in exchange for all of the assets of Web Theatre. On March 25, 2001, however, the Company and Web Theatre agreed to rescind the agreement.

On January 25, 2001, the "Company", pursuant to an Agreement for the Purchase and Sale of Assets, agreed to issue to Webpayperview, Inc., an Arizona corporation, 4,307,771 shares of its "restricted" Common Stock and Warrants to purchases up to 4,307,771 shares of the Company's "restricted" common stock at an exercise price of $1.00 per share, in exchange for all of the assets of Webpayperview. On March 25, 2001, however, the Company and Webpayperview agreed to rescind the agreement.

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

The Company's prior fiscal year ended December 31, 2000 is not indicative of the Company's current business plan and operations. During the year ended December 31, 2000, the Company was focused on developing its business plan. In September 1999, the Company acquired Asia Pacific, as previously discussed in the Company's prior filings. Asia Pacific's principal asset consisted of a 64% interest in 246 LLC dba Chasen's Restaurant. The Company had intended to utilize Chasen's as a forum for its Internet related entertainment operations.

However, losses from the Company's Chasen's restaurant operations exceeded the Company's expectation. Due to Chasen's negative cash flow and increased net loss, Management decided to discontinue any further investment into 246 LLC and to either reorganize or divest its restaurant operations. The Company has decided to focus its efforts on the development of its Internet operations.

After the Company discontinued its investment in 246 LLC dba Chasen's restaurant, Management attempted to acquire all of the assets of the Web Theatre, Inc. and Web Pay Per View.com, Inc. The Web Theatre was a 2000 seat venue located in Phoenix, Arizona. The asset purchase of The Web Theatre Inc. and Web Pay Per View.com, Inc. were completed on January 25, 2001. Subsequently, however, on March 30, 2001, all three parties mutually agreed to rescind the transaction. The Company is currently planning to acquire alternative brick-and-mortar entertainment venues. However, no assurances can be made whether the Company will be successful in acquiring such assets on terms favorable to the Company.

Results  of  Operations  For  the  Year  Ended  December  31,  2000.

The Company's results of operations for the prior fiscal year is not indicative of its current business plan and strategy. During the Company's prior fiscal year ended December 31, 2000, the Company discontinued operation of its restaurant operations known as Chasen's. As a result of the discontinuation of its restaurant operations, the Company incurred a one-time charge $914,904. During the fiscal year ended December 31, 2000, the Company focused its attention on the development of its Web site and the production of content for its site. In furtherance of this, the Company acquired the rights to the Miss Beverly Hills Beauty Pageant as previously discussed.

The Company's first Miss Beverly Hills Beauty Pageant was held October 15, 2000 at the Beverly Hills Hotel which generated only nominal revenue totaling $3,624 primarily from ticket sales and contestant entrance fees. Total costs for hosting the event totaled $81,681 which consisted of advertising costs, venue rental fees, and prize costs. Management believes that being a first year event, that the results are not indicative of future pageants and as the event grows, the Company will be able to derive additional revenue from corporate sponsorship, merchandise sales, and pay-per-view internet broadcasting. However, no assurances can be made as to the result of such future pageants.

Plan  Of  Operations  For  The  Company's  Web  Site  Ilive.Com.

The Company's goal for its Internet operations is to seamlessly integrate streaming media content and e-commerce in the context of a global branded network. The Company's Web site, as anticipated, was launched in the third quarter. As of December 31, 2000, the Company has not yet realized any material revenues from its Web Site operations. Plans call for the Company to continue to build content and implement a subscription based model later next year.

Liquidity  &  Capital  Resources

On September 7, 1999, the Company raised $500,000 through the sale of 10,000,000 shares of the Company's "restricted" Common Stock at a price of $0.05 per share and $1,500,000 through debt financing in the form of a $1,500,000 convertible note (the "Note"). Pursuant to the terms of the Note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2001. The note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. As of September 30, 2000 the $1,500,000 note was converted by the holder into 6,000,000 shares of common stock.

On October 1, 2000, the Company issued a Convertible Note of up to $1,500,000. Pursuant to the terms of the Note the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2002. The note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. As of March 31, 2001 has borrowed $612,684 against the Note. As a result of the Company's debt financings, the Company incurred interest charges totaling $746,012 for the year ended December 31, 2000. Of the $746,012, $611,600 of the interest expense is due to the difference in the fair market value of the Company's common stock and the conversion price of the Note.

As of December 31, 2000, the Company has expended approximately $1,300,000 towards development of its business plan and continued operations, with none of its original financing remaining. The Company currently does not have sufficient funds to fund ongoing operations and is currently in negotiations for additional debt financing to fund its immediate needs. No assurances can be given however, that the Company will be successful in securing such additional debt financing. Failure to secure such funds will have a material adverse effect on the Company's results of operations.

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

The Company's anticipated capital expenditures for the year ending December 31, 2001 are expected to consist of development costs for the Company's Web site. The Company expects to expend approximately $100,000 toward ongoing development of its Web site. The Company also expects to expend approximately $200,000 on the development of content. Additionally, the Company expects to spend $100,000 on additional computer equipment and $150,000 on marketing. The Company currently does not have sufficient working capital to fund its anticipated capital expenditures and will need to raise additional funds either though additional equity or debt financings. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Failure to raise additional funds for the Company's planned capital expenditures will have a material adverse effect on the Company's plan of operations.

     The Company's financial statements (beginning on page F-1) have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had not yet generated significant revenues from Web site operations and, at December 31, 2000, had accumulated a deficit from its operating activities. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, meeting other obligations under various agreements and achieving satisfactory levels of profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ITEM  7  -  FINANCIAL  STATEMENTS

The consolidated financial statements and corresponding notes to the financial statements called for by this Item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Cacciamatta Accountancy Corporation and Management of the type required to be reported under this Item 3 since the date of their engagement.

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

Name                               Age    Positions

Scott  Henricks                    29     President,  CEO,  Director

EXECUTIVE  OFFICERS:

SCOTT HENRICKS, is currently the Company's President, CEO, and a Director and was one of the founders of the Company. From 1996 to 1999 Mr. Henricks owned Wall Street, Inc. an Investment Banking company. His company focused on helping build strategic relationships, and business development for emerging companies.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10  -  EXECUTIVE  COMPENSATION

On April 1, 2000, the Company entered into an oral, at-will, employment agreement with Scott Henricks, the Company's Director of Development and Director, whereby the Company will pay Mr. Henricks an annual salary of $60,000 beginning in May, 2000. The agreement also requires the Company to provide health benefits to Mr. Henricks and his family and to allow Mr. Henricks the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2000 and 1999, and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                             Annual Compensation                              Long Term Compensation
                             -------------------                              -----------------------
                                                                          Awards                     Payouts
                                                                          ------                     -------
                                                                        RESTRICTED SECURITIES
NAME AND                                                   OTHER ANNUAL   STOCK    UNDERLYING    LTIP      ALL OTHER
PRINCIPAL                           SALARY        BONUS    COMPENSATION   AWARDS    OPTIONS     PAYOUTS   COMPENSATION
POSITION               YEAR          ($)           ($)         ($)         ($)        (#)         ($)          ($)
-----------------  ------------  -----------  -------------  --------  ----------   --------  ---------    ------------
Scott Hendricks
(President &
 CEO)                  2000          60,000*       -0-         -0-         -0-        -0-         -0-          -0-
                       1999           0            -0-         -0-         -0-        -0-         -0-          -0-
                       1998           0            -0-         -0-         -0-        -0-         -0-          -0-



*Includes  $20,000  in  accrued  but  unpaid  salary.


                            OPTION GRANTS IN YEAR
                            ENDED DECEMBER 31, 2000
                              (INDIVIDUAL  GRANTS)

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


                                AGGREGATED OPTION/SAR EXERCISES IN YEAR
                                         ENDED DECEMBER 31, 2000
                                AND DECEMBER 31, 2000 OPTIONS/SAR VALUES
                                AND OPTION VALUES AS OF DECEMBER 31, 2000


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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                   Percent of
Title of Class     Beneficial Owner                 Number of Shares   Outstanding
-----------------  --------------------------       -----------------  ------------
                   Scott Hendricks(1)
                   5360 Wilshire Blvd, Suite 406,
Common Stock       Los Angeles, California                  1,000,000          4.69%

                   Albert Aimers(2)
                   5360 Wilshire Blvd, Suite 406,
Common Stock       Los Angeles, California                  6,500,000         30.50%

                   Street Capital
                   5360 Wilshire Blvd, Suite 406,
Common Stock       Los Angeles, California                 14,500,000         68.00%

                   All Directors and Officers as a Group    1,000,000          4.69%
Common Stock       (1 persons)



(1) Denotes shares held in the name of Street Capital, Inc., a Nevada corporation. Scott Henricks is the President and sole director of Street Capital, Inc.

(2) Denotes shares held in the name of Street Capital, Inc., a Nevada corporation. Mr. Aimers is the majority shareholder of Street Capital, Inc.

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 1, 2000, the Company issued a Convertible Note of up to $1,500,000 to Street Capital, Inc. Mr. Henricks, the Company's current sole officer and director is the President and a director of Street Capital, Inc. Pursuant to the terms of the Note the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2002. The Note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. As of March 31, 2001 has borrowed $612,684 against the Note.

On December 1, 2000 the Company entered into an oral month-to-month lease with the Company's major shareholder, Street Capital, Inc. for approximately 3,000 square feet in Los Angeles, CA. Mr. Henricks, the Company's current sole officer and director is the President and a director of Street Capital, Inc. This currently serves as the Company's headquarters and administrative facility. Pursuant to the terms of the oral lease, the monthly rent is $2,000 per month.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT NO.    DESCRIPTION

     2.1* Stock Exchange Agreement between iLive, Inc. and the shareholders of Society of Economic
               Assurance, Inc., dated February 29, 2000.

     3.1* Restated Articles of Incorporation of iLive, Inc. filed on December 29, 1999.

     3.2*      Bylaws of the Company

    23.1       Consent of Cacciamatta Accountancy Corporation

(B)  REPORTS  ON  FROM  8-K

On March 6, 2000, the Company filed a Current Report on Form 8-K dated February 29, 2000 reporting its acquisition of Society of Economic Assurance, a Nevada corporation.

On February 9, 2001, the Company filed a Current Report on Form 8-K dated February 9, 2001 reporting its acquisition of The Web Theatre, Inc., an Arizona corporation and WebPayPerView.com, Inc., an Arizona corporation.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ILIVE,  INC.

                                             /s/  Scott  Henricks
                                             -------------------------
                                             By  Scott  Henricks
                                             President, CEO, and CFO


                                             Dated:  April 16, 2001



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Signature                                     Capacity     Date
--------------------------------------------------------------------------------

/s/ Scott Henricks                            Director     April  16,  2001
____________________________
Scott Henricks

                          ILIVE, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 2000


INDEX  TO  FINANCIAL  STATEMENTS                                     Page

Report  of  Independent  Auditors                                    F-1

Consolidated  balance  sheet  at  December  31,  2000                F-2

Consolidated statements of operations for the years ended
 December 31, 2000 and 1999                                          F-3

Consolidated statements of cash flows for the years ended
December  31,  2000  and  1999                                       F-4

Consolidated statements of shareholders' equity for the
years ended December 31, 2000 and 1999                               F-5

Notes  to  consolidated  financial  statements                       F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders iLive, Inc.

We have audited the accompanying consolidated balance sheet of iLive, Inc. and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iLive, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 8 to the consolidated financial statements, the Company's operations were discontinued in July 2000 and its liabilities exceed its assets by $2,800,000 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine,  California
April 2, 2001


                         ILIVE, INC. AN SUBSIDIARIES
                         Consolidated Balance Sheet




                                                            DECEMBER 31,
                                                               2000
                                                          -------------
ASSETS

CURRENT ASSETS                                            $           -

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $17,434            90,699

BEAUTY PAGEANT RIGHTS                                           100,150
                                                          -------------
                                                          $     190,849
                                                          =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Notes payable                                           $     490,123
  Accounts payable                                              823,191
  Accrued interest                                              360,370
  Accrued payroll and related taxes                             375,816
  Other accrued expenses                                        328,239
                                                          -------------
    Total current liabilities                                 2,377,739
                                                          -------------
NOTE PAYABLE - STOCKHOLDER                                      612,684
                                                          -------------
COMMITMENTS AND CONTINGENCIES                                         -

STOCKHOLDERS' DEFICIT:

  Common stock,  $.001 par value; 100,000,000 shares
    authorized, 21,313,147 shares issued and outstanding         21,313
  Additional paid-in capital                                  3,931,147
  Accumulated deficit                                        (6,752,034)
                                                          -------------
    Total stockholders' deficit                              (2,799,574)
                                                          -------------
                                                          $     190,849
                                                          =============


The accompanying notes are an integral part of these financial statements


                         ILIVE, INC. AN SUBSIDIARIES
                      Consolidated Statement of Operations




                                            YEAR ENDED DECEMBER 31,
                                         --------------------------
                                              2000          1999
                                         -----------   ------------
NET SALES                                $     3,624   $         -

COSTS AND EXPENSES:
  Cost of sales                               81,681             -
  Website development and hosting            206,665       203,630
  General and administrative               1,138,234       298,797
  Depreciation expense                        14,933         2,500
  Interest                                   746,012        14,668
                                         -----------   ------------
                                           2,187,525       519,595
                                         -----------   ------------
  Loss from continuing operations         (2,183,901)     (519,595)

DISCONTINUED OPERATIONS:
  Loss from operations  (no tax effect)     (487,302)   (1,987,533)
  Loss on disposal (no tax effect)          (427,602)            -
                                         -----------   ------------
  Loss from discontinued  operations        (914,904)   (1,987,533)
                                         -----------   ------------
NET LOSS                                 $(3,098,805)  $(2,507,128)
                                         ===========   ============
BASIC AND DILUTED LOSS PER SHARE:
  Loss from continuing operations        $     (0.13)  $     (0.06)
                                         ===========   ============
  Loss from discontinued operations      $     (0.05)  $     (0.25)
                                         ===========   ============
  Net loss                               $     (0.18)  $     (0.31)
                                         ===========   ============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING             16,769,814     8,093,008
                                         ===========   ============


The accompanying notes are an integral part of these financial statements


                         ILIVE, INC. AN SUBSIDIARIES
                Consolidated Statement of Stockholder's Deficit
                    Years Ended December 31, 2000 and 1999



                                                         COMMON STOCK
                                               -------------------------------------                                    TOTAL
                                                 NUMBER OF               AMOUNT        ADDITIONAL     ACCUMULATED   STOCKHOLDERS'
                                                  SHARES       PER SHARE        TOTAL PAID-IN CAPITAL   DEFICIT        DEFICIT
                                               -----------     ---------  ----------- ---------------   -----------   -----------
BALANCE, DECEMBER 31, 1998                       4,363,147                $     4,363  $    1,141,738   $(1,146,101)  $         -

 Common stock issued for cash                   10,000,000          0.05       10,000         490,000             -       500,000

 Acquisition of Asia Pacific Co., LTD              690,000          0.11          690          73,919             -        74,609

 Net loss                                                -             -            -               -    (2,507,128)   (2,507,128)
                                               -----------     ---------  ----------- ---------------   -----------   ------------
BALANCE, DECEMBER 31, 1999                      15,053,147             -       15,053       1,705,657    (3,653,229)   (1,932,519)

 Debt conversion                                 6,000,000          0.25        6,000       1,494,000             -     1,500,000

 Common stock issued for cash                       15,000          1.67           15          24,985             -        25,000

 Common stock isssued in exchange for license       45,000          1.67           45          75,105             -        75,150

 Common stock isssued to acquire business          200,000             -          200            (200)            -             -

 Contributed capital - salary                            -             -            -          20,000             -        20,000

 Intrinsic value of beneficial conversion feature        -             -            -         611,600             -       611,600

 Net loss                                                -             -            -               -    (3,098,805)   (3,098,805)
                                               -----------     ---------  ----------- ---------------   -----------   -----------

BALANCE, DECEMBER 31, 2000                      21,313,147             -  $    21,313  $    3,931,147   $(6,752,034)  $(2,799,574)



                         The accompanying notes are an integral part of these financial statements


                         ILIVE, INC. AN SUBSIDIARIES
                    Consolidated Statement of Cash Flows




                                                               YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                                 2000          1999
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(3,098,805)  $(2,507,128)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Loss from discontinued operations                          914,904     1,987,533
      Depreciation                                                14,933         2,500
      Contributed capital - salary                                20,000             -
      Intrinsic value of beneficial conversion feature           611,600             -
   Change in assets and liabilities:
      Miss Beverly Hills License                                 (25,000)            -
      Accrued interest                                           129,217        14,668
      Accounts payable                                           116,305        55,351
      Accrued expenses                                            45,001         4,464
                                                             -----------   -----------
         Net cash used by operating activities                (1,271,845)     (442,612)
                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Asia Pacific Co., LTD                                 -        75,180
  (Advances to) repayments from stockholder                       85,641       (85,641)
  Purchase of equipment                                          (66,932)      (41,200)
                                                             -----------   -----------
         Net cash provided (used) by investing activities         18,709       (51,661)
                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                 113,500             -
  Advances from stockholder                                    1,425,954       685,952
  Issuance of  common stock                                       25,000       500,000
                                                             -----------   -----------
         Net cash provided by financing activities             1,564,454     1,185,952
                                                             -----------   -----------
Cash used by discontinued operations                            (311,318)     (691,679)
                                                             -----------   -----------
Net increase in cash                                                   -             -

CASH, BEGINNING OF PERIOD                                              -             -
                                                             -----------   -----------

CASH, END OF PERIOD                                          $         -   $         -
                                                             ===========   ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  Acquistion of Asia Pacific Co., LTD for 690,000 shares
   of common stock valued at $74,609:
      Fair value of assets acquired, including $75,180 cash  $         -   $ 2,084,559
                                                             ===========   ===========
      Fair value of liabilities assumed                      $         -   $(1,934,770)
                                                             ===========   ===========
      Common stock issued                                    $         -   $   (74,609)
                                                             ===========   ===========
      Acquisition of license for common stock                $    75,150   $         -
                                                             ===========   ===========
      Conversion of debt to common stock                     $ 1,500,000   $         -
                                                             ===========   ===========

Cash paid for:
  Interest                                                   $         -   $    25,712
  Income taxes                                               $       800   $       800


         The accompanying notes are an integral part of these financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of iLive, Inc., ("iLive"), its wholly owned subsidiaries, Society of Economic
Assurance, Inc. ("SEA") and Asia Pacific Co., LTD ("Asia Pacific") and Asia Pacific's majority owned subsidiary, 246 LLC, (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

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

Asia Pacific, incorporated in October 1995 in Niue (a foreign country), acquired a controlling 64% interest in 246 LLC, a limited liability company organized in March 1996, to construct and operate a full-service restaurant, bar and membership club in Beverly Hills, California. The restaurant, known as Chasen's, commenced operations in April 1997. In July 2000, operations of the restaurant were discontinued and all restaurant assets were abandoned.

On February 17, 2000 the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc. ("SEA"), a Nevada corporation by issuing 200,000 shares of its common stock. The Company elected successor issuer status pursuant to Rule 12g-3(a) of the general Rules and Regulations of the Securities and Exchange Commission for reporting purposes under the Securities Exchange Act of 1934. For accounting purposes, the SEA acquisition was treated as a recapitalization.

Management plans to focus the Company as an online entertainment media entity producing branded shows, music and other sponsored entertainment. All content will be viewed in a combination of free, pay per view, and subscription programming. Each show will also utilize the Internet to facilitate the purchasing of merchandise through e-commerce. The Company's first event was the Miss Beverly Hills Beauty Pageant, held October 15, 2000. Future pageants and other similar entertainment events should generate revenues, not only from ticket sales, but also from corporate sponsorship, merchandise sales and pay-per-view internet broadcasting.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Long  lived  assets

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives of 3-5 years using the straight line method.

Beauty pageant rights are stated at cost and include the names Miss Beverly Hills, Miss Teen Beverly Hills, Mrs. Beverly Hills, and Mr. Beverly Hills, among others. These rights have no expiration date.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset. No restaurant assets existed at December 31, 2000. Impairment of restaurant assets of $1,603,622 in 1999 is included in loss from discontinued operations in the consolidated statements of operations.

Revenue  recognition

Revenues  are  recognized  when  the  events  are  held.

Advertising  and  promotional  costs

Costs of advertising and promotion are expensed as incurred. Such costs were $16,471 in 2000 and $14,810 in 1999.

Income  taxes

Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000




1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Minority  interests

Minority interests representing the 36% of 246 LLC not owned by the Company were allocated losses only up to their initial capital contributions as these investors have no obligation to provide additional capital.

Basic  and  diluted  net  loss  per  share

Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The effect of the potentially dilutive convertible debt (6,000,000 shares) is not included in the computation of diluted loss per share, since to do so would have been anti-dilutive. Therefore, basic and diluted net loss per share are the same.

Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair  value  of  financial  instruments

The fair value of financial instruments, consisting primarily of notes payable, is based on interest rates available to the Company and comparison to quoted prices and approximates carrying values.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


2.     DISCONTINUED  OPERATIONS

In April 2000, management closed the restaurant to the public and began operating it for private parties only. In July 2000, operations of the restaurant were permanently discontinued and all restaurant assets were abandoned.

Revenues and loss from discontinued operations included in the Consolidated Statements of Operations are as follows:


                   2000          1999
             ------------   -------------
  Revenues   $   701,000    $     826,614

  Loss       $  (914,904)   $  (1,987,533)


Management has entered into preliminary negotiations for the sale of Asia Pacific, whose assets and liabilities at December 31, 2000 are as follows:


 Assets                              $          -
                                     ============
 Liabilities:
   Notes payable                     $    376,623
   Accounts payable                       651,535
   Accrued interest                       216,485
   Accrued payroll and related taxes      375,816
   Other accrued expenses                 278,775
                                     ------------
                                     $  1,899,234
                                     ============


3.     NOTES  PAYABLE

Notes  payable  consist  of  unsecured  demand  notes  with  interest  at  10%.

4.     NOTE  PAYABLE  -  STOCKHOLDER

Note payable - stockholder consists of a $1,500,000 convertible note payable with principal and 12% interest due on or before March 7, 2002. The note is convertible at the holder's election into a maximum of 6,000,000 shares of common stock at $0.25 per share. Accrued interest on these notes totaled $143,885 at December 31, 2000. In addition, the $611,600 intrinsic value of the beneficial conversion feature is included in interest expense and additional paid-in capital in the accompanying financial statements.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


5.     INCOME  TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

The income tax benefits of $995,000 in 2000 and $321,000 in 1999 have been offset by valuation allowances of equal amounts.

At December 31, 2000 the Company has federal net operating loss carryforwards of $4,812,000 that can be utilized to offset future taxable income. These carryforwards expire beginning 2018 through 2020.

As of December 31, 2000, no federal or state income tax returns have ever been filed for Asia Pacific. Management does not expect any unpaid tax liability to be material.

6.     COMMON  STOCK

On September 7, 1999, the Company sold 10,000,000 shares of common stock for $500,000 cash and on September 30, 1999, it acquired Asia Pacific for 690,000 of its common shares valued at $74,609.

On September 7, 1999, the Company issued a 12% Convertible Debenture (the "Debenture") to a stockholder at $1,500,000 face value maturing on March 7, 2001. The Debenture is immediately convertible into the Company's common stock at $0.25. During September 2000, the Debenture was converted into 6,000,000 shares of the Company's common stock.

In  February 2000, the Company initiated a private offering of up to $500,000 of
the  Company's  common.  stock   In  May, 2000 the Company sold 15,000 shares at
$1.67  in  connection  with  its  offering.

On February 17, 2000 the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc. ("SEA"), a Nevada public shell by issuing 200,000 shares of its common stock. For accounting purposes, the SEA acquisition was treated as a recapitalization.

On February 22, 2000, the Company acquired the exclusive rights to the Miss Beverly Hills, Miss Teen Beverly Hills , Mrs. Beverly Hills and Mr. Beverly Hills beauty pageants The Company recorded the rights at the fair value of the asset received which totaled $100,150. In exchange for the rights, the Company paid cash of $25,000 and issued 45,000 shares of its common stock at $1.67.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


7.     COMMITMENTS  AND  CONTINGENCIES

Lease  obligations

The Company leases office space for $2,000 per month under a month to month operating lease from a stockholder of the Company.

8.     GOING CONCERN

At December 31, 2000, the Company has current obligations of approximately $2.4 million. In order to proceed with its 2001 business plan, the Company anticipates additional capital and marketing expenditures to total $550,000 consisting of the following: $100,000 toward ongoing Web site development, $200,000 for Web site content, $100,000 for computer equipment, and $150,000 for marketing. While the Company has the ability to borrow additional amounts on the note payable from stockholder, it will still need to raise additional funds either through additional debt or equity financings. However, there can be no assurances that the Company will be able to complete the private offering. Failure to raise additional funds will have a material adverse effect on the Company's plan of operations.

9.     SUBSEQUENT  EVENT

On January 25, 2001 the Company completed the acquisitions of Web Theatre, Inc, and Web Pay Per View.com, Inc. The Web Theatre is a 2000 seat venue in Phoenix, Arizona. Pursuant to terms of the purchase agreements the Company agreed to issue 7,756,091 shares of its common stock and Warrants to purchase up to a maximum of 7,756,091 shares at an exercise price of $1.00. In exchange for the issuance of its common stock, the Company acquired certain assets and liabilities of Web Theatre and Web Pay Per View. On March 30, 2001, all parties mutually agreed to rescind the transaction.