Form 10QSB
period 2001-03-31
ILIVE INC/NV
filed 2001-05-21
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For the quarterly period ended March 31, 2001

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

                         3960 WILSHIRE BLVD., SUITE 406
                          LOS ANGELES, CALIFORNIA 90010
              (Address of Principal Executive Offices) (Zip Code)

                                 (213) 252-1090
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

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

     Yes  [ X ]  No [  ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock                Outstanding as March 31, 2001
-----------------------------------                -----------------------------
 Common Stock, $0.001 par value                              21,313,147



     Transitional Small Business Disclosure Format (check one):

Yes  [  ] No [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited).

     Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2001.

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001.

     Notes to Condensed Interim Consolidated Financial Statements (Unaudited) at March 31, 2001.

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


                          ILIVE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)



                                                           MARCH 31,
                                                              2001
                                                          ------------
ASSETS

CURRENT ASSETS                                            $         -

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $22,843          85,290
BEAUTY PAGEANT RIGHTS                                         100,150
OTHER                                                           1,500
                                                          ------------

                                                          $   186,940
                                                          ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Notes payable                                           $   490,123
  Accounts payable                                            860,875
  Accrued interest                                            178,382
  Accrued interest - related party                            216,485
  Accrued payroll and related taxes                           390,816
  Other accrued expenses                                      315,684
                                                          ------------

    Total current liabilities                               2,452,365
                                                          ------------

NOTE PAYABLE - STOCKHOLDER                                    737,484
                                                          ------------

COMMITMENTS AND CONTINGENCIES                                       -

STOCKHOLDERS' DEFICIT

  Common stock,  $.001 par value; 100,000,000 shares
    authorized, 21,313,147 shares issued and outstanding       21,313
  Additional paid-in capital                                4,091,147
  Accumulated deficit                                      (7,115,369)
                                                          ------------

    Total stockholders' deficit                            (3,002,909)
                                                          ------------

                                                          $   186,940
                                                          ============

  The accompanying notes are an integral part of these financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                                        THREE MONTHS MARCH 31,
                                                      --------------------------
                                                           2001          2000
                                                      ------------  ------------
REVENUES                                              $         -   $         -

COSTS AND EXPENSES
  Website development and hosting                         120,254       118,842
  General and administrative                              202,758       167,482
  Depreciation expense                                      5,409           532
  Interest                                                 24,962
  Interest - related party                                  9,952        38,100
                                                      ------------  ------------

  LOSS FROM CONTINUING OPERATIONS                        (363,335)     (324,956)
                                                      ------------  ------------


  LOSS FROM DISCONTINUED OPERATIONS  (NO TAX EFFECT)            -      (399,231)
                                                      ------------  ------------


NET LOSS                                              $  (363,335)  $  (724,187)
                                                      ============  ============

BASIC AND DILUTED LOSS PER SHARE
  Loss from continuing operations                     $     (0.02)  $     (0.02)
                                                      ============  ============
  Loss from discontinued operations                   $         -   $     (0.03)
                                                      ============  ============
  Net loss                                            $     (0.02)  $     (0.05)
                                                      ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                          21,313,147    15,147,488
                                                      ============  ============



  The accompanying notes are an integral part of these financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                    THREE MONTHS MARCH 31,
                                                    ----------------------
                                                      2001          2000
                                                    ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(363,335)  $(724,187)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Loss from discontinued operations                      -     399,231
      Depreciation                                       5,409         532
   Change in assets and liabilities:
      Beauty pageant rights                                  -     (25,000)
      Other assets                                      (1,500)          -
      Accrued interest                                   9,952      (4,900)
      Accrued interest - related party                  24,545     (13,249)
      Accrued payroll                                   15,000     (21,365)
      Accounts payable                                  37,684    (119,521)
      Other accrued expenses                           (12,555)    (21,524)
                                                     ----------  ----------

         Net cash used by operating activities        (284,800)   (529,983)
                                                     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayments from stockholder                                -      21,416
                                                     ----------  ----------

         Net cash provided  by investing activities          -      21,416
                                                     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                             -     584,457
  Advances from stockholder                            124,800           -
  Issuance of  common stock                            160,000      25,000
                                                     ----------  ----------

         Net cash provided by financing activities     284,800     609,457
                                                     ----------  ----------

Cash used by discontinued operations                         -    (103,647)
                                                     ----------  ----------

Net decrease in cash                                         -      (2,757)

CASH, BEGINNING OF PERIOD                                    -      26,034
                                                     ----------  ----------

CASH, END OF PERIOD                                  $       -   $  23,277
                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

      Acquisition of license for common stock        $       -   $  75,150
                                                     ==========  ==========

CASH PAID FOR
  Interest                                           $       -   $       -
                                                     ==========  ==========
  Income taxes                                       $       -   $       -
                                                     ==========  ==========


  The accompanying notes are an integral part of these financial statements

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


1.     BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of iLive, Inc., ("iLive"), its wholly owned subsidiaries, Society of Economic Assurance, Inc. ("SEA") and Asia Pacific Co., LTD ("Asia Pacific") and Asia Pacific's majority owned subsidiary, 246 LLC, (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

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

Asia Pacific, incorporated in October 1995 in Niue (a foreign country), acquired a controlling 64% interest in 246 LLC, a limited liability company organized in March 1996, to construct and operate a full-service restaurant, bar and membership club in Beverly Hills, California. The restaurant, known as Chasen's, commenced operations in April 1997. In April 2000, management closed Chasen's to the public and began operating the restaurant for private parties only. In July 2000, operations of the restaurant were permanently discontinued. The Company wrote off all its restaurant operating assets (which consisted primarily of furniture, fixtures and restaurant equipment), and inventory as of June 30, 2000. The restaurant had revenues of $684,352 for the three month period ended March 31, 2000.

On February 17, 2000 the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc. ("SEA"), a Nevada public shell by issuing 200,000 shares of its common stock. The Company elected to become SEA's successor issuer, pursuant to Rule 12g-3(a) of the general Rules and Regulations of the Securities and Exchange Commission for reporting purposes under the Securities Exchange Act of 1934. For accounting purposes, the SEA acquisition was treated as a recapitalization. From its inception, SEA has been inactive, has operated no business, and held no assets or liabilities.

Management plans to focus the Company as an online entertainment media entity producing branded shows, music and other sponsored entertainment. All content will be viewed in a combination of free, pay per view, and subscription programming. Each show will also utilize the Internet to facilitate the purchasing of merchandise through e-commerce. The Company's first event was the Miss Beverly Hills Beauty Pageant, held on

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001



1.     BASIS  OF  PRESENTATION  (CONTINUED)

October 15, 2000. Future pageants and other similar entertainment events should generate revenues, not only from ticket sales, but also from corporate sponsorship, merchandise sales and pay-per-view internet broadcasting. Additionally, the Company has recently begun providing online video production services to business customers.

2.     INTERIM  PERIODS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB.

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

COMPANY OVERVIEW

iLive, Inc. ("iLive" or the "Company") is a broadband entertainment and streaming media company. iLive assists companies in the development of online entertainment and content. In addition, the Company produces online pay-per-view content for its own customers. Currently, iLive produces in excess of 250 episodes viewable on the Internet. In doing so, the Company has developed expertise in online editing and encoding. iLive's experience also provides it with the ability to help companies develop video coverage of their products and services on the Internet. iLive has a crew of trained professionals that are able to go out on location to shoot and produce video content. The content is then brought back to the Company's office in Los Angeles where it is digitally edited then encoded and posted on the Internet for viewing.

iLive is currently developing a business to consumer model that focuses on online entertainment. iLive produces a wide array of shows from Celebrity Homes, Behind the Scenes episodes, and How to Instructional videos. The Company will also assist others with compelling content not offered for free elsewhere in distributing their content via the iLive pay-per-view model.

The Company's prior three month period ended March 31, 2000 is not indicative of the Company's current business plan and operations. During the three month period ended March 31, 2000 as well as the year ended December 31, 1999, the Company was building its infrastructure and had no revenues. In September 1999, the Company acquired Asia Pacific, as previously discussed in the Company's prior filings. Asia Pacific's principal asset consisted of a 64% interest in 246 LLC dba Chasen's Restaurant. The Company had intended to utilize Chasen's as a forum for its Internet related entertainment operations.

Results of Operations For the Quarter Ended March 31, 2001.

However, losses from the Company's Chasen's restaurant operations exceeded the Company's expectation. Due to Chasen's negative cash flow and increased net loss, Management decided to discontinue any further investment into 246 LLC and to either reorganize or divest its restaurant operations. The Company has decided to focus its efforts on the development of its Internet operations.

In the first quarter ended March 31, 2001, Management attempted to acquire all of the assets of Web Theatre, Inc. and Web Pay Per View.com, Inc. in order to supplement its plan of generating content for broadcast over the Internet. The Web Theatre was a 2000 seat venue located in Phoenix, Arizona. The asset purchase of The Web Theatre Inc. and Web Pay Per View.com, Inc. were completed on January 25, 2001. Subsequently, however, on March 30, 2001, all three parties mutually agreed to rescind the transaction. After a review of alternative brick-and-mortar entertainment venues, the Company has decided not to attempt to acquire such venues at the time. Instead the Company is focused on further developing its business-to-business services as well as its business-to-consumer content.

In furtherance of developing content for the Company's pay-per-view services, the Company acquired the rights to the Miss Beverly Hills Beauty Pageant in fiscal 2000 as previously discussed in the Company's prior filings. The Company's first Miss Beverly Hills Beauty Pageant was held October 15, 2000 at the Beverly Hills Hotel which generated only nominal revenue totaling $3,624 primarily from ticket sales and contestant entrance fees. Total costs for hosting the event totaled $81,681 which consisted of advertising costs, venue rental fees, and prize costs. Management believes that being a first year event, that the results are not indicative of future pageants and as the event grows, the Company will be able to derive additional revenue from corporate sponsorship, merchandise sales, and pay-per-view internet broadcasting. However, no assurances can be made as to the result of such future pageants.

The Company's business-to-business services involves the production and filming of content for other business and assisting such business in developing a multimedia web presence. On the business-to-consumer side, iLive looks to continue to build its library of content and market its programs using a peer-to-peer program paying commissions to affiliates who refer clients to the Company's pay-per-view content.

The Company's website is currently undergoing modifications bringing with it the added functionality of its newly developed peer to peer marketing program and the addition of pay-per-view content. The Company anticipates that these new additions will be implemented by the end of the third quarter this year.

Liquidity  &  Capital  Resources

On October 1, 2000, the Company issued a Convertible Note of up to $1,500,000. Pursuant to the terms of the Note the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2002. The note is convertible, at anytime given 15 day's notice at the holder's election, into a maximum of 6,000,000 shares of the Company's Common Stock at $0.25 per share. As of March 31, 2001 has borrowed $702,684 against the Note. As a result of the Company's debt financings, the Company incurred interest charges totaling $746,012 for the year ended December 31, 2000. Of the $746,012, $611,600 of the interest expense is due to the difference in the fair market value of the Company's common stock and the conversion price of the Note.

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

The Company's audited financial statements for the year ended December 31, 2000 have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had not yet generated significant revenues from Web site operations and, at December 31, 2000, had accumulated a deficit from its operating activities. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, meeting other obligations under various agreements and achieving satisfactory levels of profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

None

Item  3  -  Defaults  Upon  Senior  Securities

None

Item  4  -  Submission  of  Matters  to  a  vote  of  Security  Holders

None

Item  5  -  Other  Information

None

Item  6  -  Exhibits

(A)     EXHIBITS

     None

(B)     REPORTS ON FORM 8-K

On March 6, 2000, the Company filed a Current Report on Form 8-K dated February 29, 2000 reporting its acquisition of Society of Economic Assurance, a Nevada corporation.

On May 5, 2001, the Company filed a Current Report on Form 8-K dated April 25, 2001 reporting the recession of its acquisition of The Web Theatre, Inc., an Arizona corporation and WebPayPerView.com, Inc., an Arizona corporation.

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


Dated: May 21, 2001