Form 10QSB
period 2001-06-30
ILIVE INC/NV
filed 2001-08-14
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For the quarterly period ended June 30, 2001

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

Title of each class of Common Stock                Outstanding as July 31, 2001
-----------------------------------                -----------------------------
 Common Stock, $0.001 par value                              21,313,147



     Transitional Small Business Disclosure Format (check one):

Yes  [  ] No [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited).

     Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2001.

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2001.

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


                          ILIVE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)



                                                            JUNE 30,
                                                              2001
                                                          ------------
ASSETS
CURRENT ASSETS

  Accounts receivable. . . . . . . . . . . . . . . . . .  $    48,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . .        1,692
                                                          ------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . .       49,692

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $28,748. .       89,191
BEAUTY PAGEANT RIGHTS. . . . . . . . . . . . . . . . . .      100,150
OTHER. . . . . . . . . . . . . . . . . . . . . . . . . .        3,400
                                                          ------------

                                                          $   242,433
                                                          ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Notes payable. . . . . . . . . . . . . . . . . . . . .  $   490,123
  Accounts payable . . . . . . . . . . . . . . . . . . .      806,020
  Accrued interest . . . . . . . . . . . . . . . . . . .      188,313
  Accrued interest - related party . . . . . . . . . . .      233,554
  Accrued payroll and related taxes. . . . . . . . . . .      400,816
  Other accrued expenses . . . . . . . . . . . . . . . .      315,684
                                                          ------------

    Total current liabilities. . . . . . . . . . . . . .    2,434,510
                                                          ------------

NOTE PAYABLE - STOCKHOLDER . . . . . . . . . . . . . . .      127,292
                                                          ------------

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . .            -

STOCKHOLDERS' DEFICIT

  Common stock,  $.001 par value; 100,000,000 shares
    authorized, 24,343,147 shares issued and outstanding       24,343
  Additional paid-in capital . . . . . . . . . . . . . .    4,866,787
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (7,210,499)
                                                          ------------

    Total stockholders' deficit. . . . . . . . . . . . .   (2,319,369)
                                                          ------------


                                                          $   242,433
                                                          ============

  The accompanying notes are an integral part of these financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                    THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                    ---------------------------  -------------------------
                                            2001          2000          2001          2000
                                            ----          ----          ----          ----
REVENUES . . . . . . . . . . . . . .  $    48,000   $         -   $    48,000   $         -

COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . .        4,950             -         4,950             -
  Website development and hosting. .       26,545        27,799       146,799       160,579
  General and administrative . . . .       36,315       446,819       239,073       652,778
  Depreciation expense . . . . . . .        5,900        15,718        11,309        16,250
  Interest . . . . . . . . . . . . .       10,000        55,735        34,962        79,334
  Interest - related party . . . . .       59,420        28,133        69,372        66,233
                                      ------------  ------------  ------------  ------------

  LOSS FROM CONTINUING
  OPERATIONS . . . . . . . . . . . .      (95,130)     (574,204)     (458,465)     (975,174)
                                      ------------  ------------  ------------  ------------


  LOSS FROM DISCONTINUED
  OPERATIONS  (NO TAX EFFECT). . . .            -      (423,697)            -      (746,813)
                                      ------------  ------------  ------------  ------------


NET LOSS . . . . . . . . . . . . . .  $   (95,130)  $  (997,901)  $  (458,465)  $(1,721,987)
                                      ============  ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE
  Loss from continuing operations. .  $     (0.00)  $     (0.04)  $     (0.02)  $     (0.06)
                                      ============  ============  ============  ============
  Loss from discontinued operations.  $         -   $     (0.03)  $         -   $     (0.05)
                                      ============  ============  ============  ============
  Net loss . . . . . . . . . . . . .  $     (0.00)  $     (0.07)  $     (0.02)  $     (0.11)
                                      ============  ============  ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING. . . .   22,082,598    15,313,147    21,699,999    15,230,317
                                      ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements

                          ILIVE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                  FOR SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                        2001          2000
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . .  $(458,465)  $(1,721,987)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Loss from discontinued operations . . . . . .          -       267,320
      Embedded interest . . . . . . . . . . . . . .     42,420
      Depreciation. . . . . . . . . . . . . . . . .     11,309        16,250
   Repayment of advances through performance of
   services . . . . . . . . . . . . . . . . . . . .          -        86,000
   Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . .    (48,000)            -
      Other assets. . . . . . . . . . . . . . . . .     (5,092)       43,351
      Accrued interest. . . . . . . . . . . . . . .     19,952       152,515
      Accrued interest - related party. . . . . . .     41,545
      Accrued payroll . . . . . . . . . . . . . . .     25,000             -
      Accounts payable. . . . . . . . . . . . . . .    (17,171)         (280)
      Other accrued expenses. . . . . . . . . . . .    (12,555)      354,581
                                                     ----------  ------------

         Net cash used by operating activities. . .   (401,057)     (802,250)
                                                     ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment . . . . . . .     (9,801)     (118,066)
  Repayments from stockholder . . . . . . . . . . .          -           416
                                                     ----------  ------------

         Net cash provided  by investing activities     (9,801)     (117,650)
                                                     ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable. . . . . . . . . . . .          -       (20,984)
  Proceeds from issuance of debt. . . . . . . . . .          -       814,048
  Advances from stockholder . . . . . . . . . . . .    275,858       250,913
  Repurchase and retirement of common stock . . . .    (25,000)            -
  Issuance of  common stock . . . . . . . . . . . .    160,000        25,000
                                                     ----------  ------------

         Net cash provided by financing activities.    410,858     1,068,977
                                                     ----------  ------------

Cash used by discontinued operations. . . . . . . .          -      (156,377)
                                                     ----------  ------------

Net decrease in cash. . . . . . . . . . . . . . . .          -        (7,300)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . .          -        26,034
                                                     ----------  ------------

CASH, END OF PERIOD . . . . . . . . . . . . . . . .  $       -   $    18,734
                                                     ==========  ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

      Acquisition of license for common stock . . .  $       -   $    75,150
                                                     ==========  ============

    Conversion of debt to equity. . . . . . . . . .  $ 761,250   $         -
                                                     ==========  ============

CASH PAID FOR
  Interest. . . . . . . . . . . . . . . . . . . . .  $       -   $         -
                                                     ==========  ============
  Income taxes. . . . . . . . . . . . . . . . . . .  $       -   $         -
                                                     ==========  ============

  The accompanying notes are an integral part of these financial statements

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


1.     BASIS  OF  PRESENTATION
--     -----------------------

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

On February 17, 2000 the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc. ("SEA"), a Nevada public shell by issuing 200,000 shares of its common stock. The Company elected to have SEA become the successor issuer, pursuant to Rule 12g-3(a) of the general Rules and Regulations of the Securities and Exchange Commission for reporting purposes under the Securities Exchange Act of 1934. For accounting purposes, the SEA acquisition was treated as a recapitalization. From its inception, SEA has been inactive, has operated no business, and held no assets or liabilities.

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

--     ------------------------------------

October 15, 2000. Future pageants and other similar entertainment events should generate revenues, not only from ticket sales, but also from corporate sponsorship, merchandise sales and pay-per-view internet broadcasting.


2.     INTERIM  PERIODS
--     ----------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL  OVERVIEW

iLive, Inc. ("iLive" or the "Company") is a broadband streaming media company. iLive assists companies in the development of online entertainment and content. In addition, the Company produces online pay-per-view content for its own customers. Currently, iLive has produced in excess of 250 episodes viewable on the Internet. In doing so, the Company has developed expertise in online editing and encoding. iLive's experience also provides it with the ability to help companies develop video coverage of their products and services on the Internet. iLive has a crew of trained professionals that are able to go out on location to shoot and produce video content. The content is then brought back to the Company's office in Los Angeles, where it is digitally edited then encoded and posted on the Internet for viewing.

iLive is currently developing a business to consumer model that focuses on online entertainment. ilive produces a wide array of shows from Celebrity homes, behind the scenes episodes, how to instructional videos and classic television episodes. The Company will also assist others in distributing their unique content via the iLive Peer-to-Peer marketing pay-per-view model.

RESULTS  OF  OPERATIONS  FOR  THE  COMPANY

THREE  MONTHS  ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

REVENUES: Revenues totaled $48,000 for the three months ended June 30, 2001 as compared to no revenue for the three months ended June 30, 2000. During the period ended June 30, 2001 the Company successfully launched its business-to-business services division providing filming, editing and encoding solutions for third parties.

COST OF SALES: Cost of Sales totaled $4,950 for the three months ended June 30, 2001 and were comprised solely of direct labor costs. The Company did not generate revenue for the three months ended June 30, 2000 and therefore did not incur a cost of sales. As a percentage of total revenue, cost of sales was 10.3% for the period ended June 30, 2001 resulting in gross margins of 89.7%. The cost of sales will vary significantly from project to project but the Company aims to consistently challenge and keep the cost of sales to a minimum.

GENERAL AND ADMINISTRATIVE EXPENSES: General and Administrative expenses totaled $36,315 (75.6% of revenues) and $446,819 for the three months periods ended June 30, 2001 and June 30, 2000 respectively. G&A expenses for the period ended June 30, 2001 were comprised of $13, 249 (36%) in legal fees, $4,325 (12%) in accounting fees and $15,000 (41%) of executive salaries. G&A expenses for the three months ended June 30, 2000 were comprised of $285,095 (64%) in consulting expenses, $43,889 (9.8%) for legal and $49,175 (11%) in accounting fees. The large decrease in consulting was due to the downsizing of operations as the Company continues to refine its focus to work exclusively as an Internet Company. The resulting decrease in legal and accounting expenses can be attributed to the increased costs incurred in the period ended June 30, 2000 related to the divesture of the Company's restaurant operations.

SIX  MONTHS  ENDED  JUNE  30,  2001  COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

REVENUES: Revenues totaled $48,000 for the six months ended June 30, 2001 while the Company had no revenue for the six months ended June 30, 2000. During the period ended June 30, 2001 the Company successfully launched its business-to-business services division as previously discussed.
COST OF SALES: Cost of Sales totaled $4,950 for the six months ended June 30, 2001 and were comprised solely of direct labor costs. The Company did not generate revenue for the six months ended June 30, 2000 and therefore did not incur a cost of sales. As a percentage of total revenue, cost of sales was 10.3% for the period ended June 30, 2001 resulting in gross margins of 89.7%. The cost of sales will vary significantly from project to project but the Company aims to consistently challenge and keep the cost of sales to a minimum.

GENERAL AND ADMINISTRATIVE EXPENSES: General and Administrative expenses totaled $239,073 and $652,778 for the six month periods ended June 30, 2001 and June 30, 2000 respectively. G&A expenses for the period ended June 30, 2001 were comprised of $27,289 (11%) in legal fees, $18,300 (7.6%) in accounting fees, $141,898 (59%) in consulting fees and $30,000 (12.5%) of executive salaries. G&A expenses for the six months ended June 30, 2000 were comprised of $291,557 (45%) in consulting expenses, $55,586 (8.5%) for legal and $68,725
(10.5%) in accounting fees. The large decrease in consulting was due to the downsizing of operations as the Company continues to refine its focus to work exclusively as an Internet Company. The resulting decrease in legal and accounting expenses can be attributed to the increased costs incurred in the period ended June 30, 2000 related to the divesture of the Company's restaurant operations.


ASSETS AND LIABILITIES: Assets decreased from $281,316 for the period ended June 30, 2000 to $242,433 for the period ended June 30, 2001. The resulting decrease in assets was a result of discontinued operations and the depreciation of equipment. Liabilities decreased from $3,835,672 for the period ended June 30, 2000 to $2,434,510 for the period ended June 30, 2001. The resulting decrease in total liabilities can be attributed to the conversion of a note payable from Street Capital, Inc. to equity.

LIQUIDITY AND CAPITAL RESOURCES: On October 1, 2000 the Company issued a convertible note of up to $1,500,000 pursuant to the terms of the note the Company is required to repay the Principal amount of $1,500,000 with 12% interest on or before March 7, 2002. The note is convertible at any time given 15days notice at the holders election into a maximum of 6,000,000 shares of the Company's common stock at $0.25 per share. As of June 30, 2001 the Company has borrowed $978,542 against the note.

CAPITAL EXPENDITURES: The Company expended $26,545 in the three months ended June 30, 2001 to further develop the Company's website.

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

     None

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


Dated: August 14, 2001