Form 10QSB
period 2001-09-30
ILIVE INC/NV
filed 2001-11-14
CIK 1101176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the quarterly period ended September 30, 2001

     [   ] Transition report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934

     For the transition period from _________ to _________

     Commission File No. 0-27121


                                   ILIVE, INC.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                               95-4783826
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

      2102 Business Center Drive
         Irvine, California                                        92612
(Address of Principal Executive Offices)                        (Zip Code)

                                 (949) 660-0099
                           (Issuer's Telephone Number)
           Securities registered pursuant to Section 12(b) of the Act:
                                     (None)

                         3960 Wilshire Blvd., Suite 406
                          Los Angeles, California 90010
             (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]    No  [   ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

      Title of each class of Common Stock     Outstanding as October 31, 2001
        Common Stock, $0.001 par value                  24,343,147

     Transitional Small Business Disclosure Format (check one):

Yes ___   No   __X__

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited).

Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2001 and 2000.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2001 and 2000.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited) at September 30, 2001.

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



                                                           SEPTEMBER 30,
                                                               2001
                                                          ---------------
                           ASSETS
CURRENT ASSETS

  Accounts receivable                                     $      143,400
  Other                                                            7,754
                                                          ---------------
    TOTAL CURRENT ASSETS                                         151,154

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $35,216             94,151
BEAUTY PAGEANT RIGHTS                                            100,150
OTHER                                                              6,050
                                                          ---------------

                                                          $      351,505
                                                          ===============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Notes payable                                           $      113,500
  Note payable - stockholder                                     212,508
  Accounts payable                                               127,816
  Accrued interest                                                 8,512
  Accrued interest - stockholder                                 206,138
  Accrued payroll and related taxes                               30,864
  Other accrued expenses                                          15,470
                                                          ---------------

    Total current liabilities                                    714,808
                                                          ---------------

COMMITMENTS AND CONTINGENCIES                                          -

STOCKHOLDERS' DEFICIT

  Common stock,  $.001 par value; 100,000,000 shares
    authorized, 24,343,147 shares issued and outstanding          24,343
  Additional paid-in capital                                   4,866,787
  Accumulated deficit                                         (5,254,433)
                                                          ---------------

    Total stockholders' deficit                                 (363,303)
                                                          ---------------

                                                          $      351,505
                                                          ===============



The accompanying notes are an integral part of these financial statements.

                              iLIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                       (Unaudited)


                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                2001          2000          2001          2000
                                             -----------  ------------  ------------  ------------
REVENUES                                     $    93,000  $         -   $   141,000   $         -

COSTS AND EXPENSES
  Cost of revenues                                10,829            -        15,779             -
  Website development and hosting                  9,000       38,807       155,799       199,386
  General and administrative                      32,042      270,412       271,115       923,190
  Depreciation                                     6,468        6,000        17,777        22,250
  Interest                                         2,837       32,597        37,799       101,001
  Interest - related party                         6,431       56,245        75,803       133,408
                                             -----------  ------------  ------------  ------------

  INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                      25,393     (404,061)     (433,072)   (1,379,235)
                                             -----------  ------------  ------------  ------------

DISCONTINUED OPERATIONS:

  Gain (loss) on disposal (no tax effect)      1,930,673                  1,930,673      (267,320)

  Loss from discontinued
  operations  (no tax effect)                          -       (7,809)            -      (487,302)
                                             -----------  ------------  ------------  ------------

  INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                      1,930,673       (7,809)    1,930,673      (754,622)
                                             -----------  ------------  ------------  ------------


NET INCOME (LOSS)                            $ 1,956,066  $  (411,870)  $ 1,497,601   $(2,133,857)
                                             ===========  ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE
  Income (loss) from continuing operations   $      0.00  $     (0.03)  $     (0.02)  $     (0.09)
                                             ===========  ============  ============  ============
  Loss from discontinued operations          $      0.08  $     (0.00)  $      0.09   $     (0.05)
                                             ===========  ============  ============  ============
  Net income (loss)                          $      0.08  $     (0.03)  $      0.07   $     (0.14)
                                             ===========  ============  ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                 24,343,147   15,544,812    22,590,729    15,129,507
                                             ===========  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                              iLIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)


                                                FOR NINE MONTHS ENDED SEPTEMBER 30,
                                                          2001          2000
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                  $ 1,497,601   $(2,133,857)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      (Gain) loss from discontinued operations         (1,930,673)      267,320
      Embedded interest                                    42,420             -
      Depreciation                                         17,777        22,250
   Repayment of advances through performance of
   services                                                     -        20,000
   Change in assets and liabilities:
      Accounts receivable                                (143,400)            -
      Other assets                                        (13,804)       43,351
      Accrued interest                                      8,512       101,001
      Accrued interest - related party                     93,692       133,408
      Accrued payroll                                      30,864             -
      Accounts payable                                    (74,704)       99,483
      Other accrued expenses                               (3,130)      129,217
                                                      ------------  ------------

         Net cash used by operating activities           (474,845)   (1,317,827)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (21,229)     (105,723)
  Repayments from stockholder                                   -           416
                                                      ------------  ------------

         Net cash provided  by investing activities       (21,229)     (105,307)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                                -       814,048
  Advances from stockholder                               361,074       490,599
  Repurchase and retirement of common stock               (25,000)            -
  Issuance of  common stock                               160,000        25,000
                                                      ------------  ------------

         Net cash provided by financing activities        496,074     1,329,647
                                                      ------------  ------------

Cash provided by discontinued operations                        -        67,453
                                                      ------------  ------------

Net decrease in cash                                            -       (26,034)

CASH, BEGINNING OF PERIOD                                       -        26,034
                                                      ------------  ------------

CASH, END OF PERIOD                                   $         -   $         -
                                                      ============  ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

    Acquisition of license for common stock           $         -   $    75,150
                                                      ============  ============

    Conversion of debt to equity                      $   761,250   $ 1,500,000
                                                      ============  ============

CASH PAID FOR
  Interest                                            $         -   $         -
                                                      ============  ============
  Income taxes                                        $         -   $         -
                                                      ============  ============


The accompanying notes are an integral part of these financial statements.

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


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

Asia Pacific, incorporated in October 1995 in Niue (a foreign country), acquired a controlling 64% interest in 246 LLC, a limited liability company organized in March 1996, to construct and operate a full-service restaurant, bar and membership club in Beverly Hills, California. The restaurant, known as Chasen's, commenced operations in April 1997. In April 2000, management closed Chasen's to the public and began operating the restaurant for private parties only. In July 2000, operations of the restaurant were permanently discontinued. The Company wrote off all its restaurant operating assets (which consisted primarily of furniture, fixtures and restaurant equipment), and inventory as of June 30, 2000. The restaurant had revenues of $684,352 for the three-month period ended March 31, 2000.

On February 17, 2000 the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc. ("SEA"), a Nevada, corporation in exchange for 200,000 shares of iLive common stock. The Company elected successor issuer status pursuant to Rule 12g-3(a) of the general Rules and Regulations of the Securities and Exchange Commission for reporting purposes under the Securities Exchange Act of 1934. For accounting purposes, the SEA acquisition was treated as a recapitalization.

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

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001



1.     BASIS  OF  PRESENTATION  (CONTINUED)

October 15, 2000. Future pageants and other similar entertainment events should generate revenues, not only from ticket sales, but also from corporate sponsorship, merchandise sales and pay-per-view internet broadcasting.


2.     INTERIM  PERIODS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB.

3.     NOTE  PAYABLE  -  STOCKHOLDER

On October 1, 2000 the Company issued a convertible note of up to $1,500,000. Pursuant to the terms of the note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2002. The note is convertible at any time given 15 days notice at the holder's election into a maximum of 6,000,000 shares of the Company's common stock at $0.25 per share. As of September 30, 2001 the Company has borrowed $935,155, of which $761,250 was converted to common stock during the quarter ended June 30, 2001.

4.     GAIN  ON  DISPOSAL  OF  SUBSIDIARY

In the period ended September 30, 2001 the company disposed of Asia Pacifc Co., Ltd. through the sale of 100% of the Asia Pacific shares held by the Company to Fig Tree Capital in exchange for $10,000. Asia Pacific is the owner of approximately 69% operating interest in Chasen's restaurant (the Company's discontinued restaurant operations). In July 2000, management discontinued funding of Chasen's restaurant. The Company had previously written off all its restaurant operating assets (which consisted primarily of furniture, fixtures, restaurant equipment and inventory) as of June 30, 2000.

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

4.     GAIN  ON  DISPOSAL  OF  SUBSIDIARY  (CONTINUED)


The sale of Asia Pacific resulted in a gain of $1,930,673, which is recorded as a gain on disposal of discontinued operations. The selling of Asia Pacific will have no adverse effect to the ongoing operations of the Company.

5.     LEGAL  PROCEEDINGS

The Company from time to time may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operations of its business. The Company is currently involved in two such instances.

Jerry  Nieto  v.  iLive,  Inc.,  et  al.

On September 21, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Orange, against the Company entitled Jerry Nieto v. iLive, Inc., et al. The complaint alleges various claims seeking payment of past due wages in the amount of $9,000, 750,000 shares of the Company's common stock, and penalties and attorney fees. The Company denies these claims and is vigorously defending the action.

Al  Moshiri  v.  iLive  Inc.,  et  al.

On July 20, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, against the Company entitled Al Moshiri v. iLive, Inc., et. al. The complaint alleges various claims seeking payment of alleged finder's fees and damages in the amount of $500,000 and seeks punitive damages of $5,000,000. The Company denies these claims and is vigorously defending the action.

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

COMPANY OVERVIEW

iLive, Inc. ("iLive" or the "Company") is a developer of an online entertainment destination focused on the delivery and distribution of streaming video content on an on-demand, pay-per-view basis. iLive not only develops its own content but also help others develop a distribution channel for their content on the iLive Network. iLive offers video-on-demand, electronic shopping, physical VHS and DVD distribution and business-to-business content creation and distribution.

Currently, iLive has produced in excess of 250 episodes viewable on the Internet. In doing so, the Company has developed expertise in online editing and encoding. iLive's experience also provides it with the ability to help companies develop video coverage of their products and services on the Internet. iLive has a crew of trained professionals that are able to go out on location to shoot and produce video content. The content is then brought back to the Company's offices where it is digitally edited then encoded and posted on the Internet for viewing.

iLive is currently developing a business-to-consumer model that focuses on the distribution of content online. iLive consumers will enjoy television programming with the ability to watch what they want when they want to watch it. So whether its learing how to cook, be a DJ or watching an old episode of the Beverly Hillbillies, iLive is bringing consumers a truly unique experience through video on demand over the Internet.

Results of Operations for the Company - Three Months ended September 30, 2001 Compared to Three Months ended September 20, 2000.

Revenues: Revenues totaled $93,000 for the three months ended September 30, 2001 as compared to no revenue for the three months ended September 30, 2000. During the period ended September 30, 2001 the Company continued to develop its business services which consists of film editing and encoding solutions. Earnings per share totaled $0.08 for the three months ended September 30, 2001 based on 24,343,147 shares outstanding as opposed to $(0.03) net loss for the three months ended September 30, 2000. The large increase in earnings per share for this quarter was primarily due to a one-time gain of $1,930,673 resulting from the disposal of its subsidiary, Asia Pacific, Inc.

Cost of Sales: Cost of Sales totaled $10,829 for the three months ended September 30, 2001. The Company did not generate revenue for the three months ended September 30, 2000 and therefore did not incur any Cost of Sales. As a percentage of total revenue, Cost of Sales was 11.6% for the period ended September 30, 2001 resulting in gross margins of 88.4%. The Cost of Sales will vary significantly from project to project but the Company aims to consistently challenge and keep the Cost of Sales to a minimum.

General and Administrative Expenses: General and Administrative expenses totaled $32,042 (34.5% of revenues) and $270,412 for the three month periods ended September 30 2001 and September 30, 2000 respectively. The large decrease in G&A was due to the downsizing of operations as the Company continues to refine its focus of its plan of operations.

Results of Operations for the Company - Nine Months ended September 30, 2001 Compared to Nine Months ended September 30, 2000.

Revenues: Revenues totaled $141,000 for the nine months ended September 30, 2001 as compared to no revenue for the nine months ended September 30, 2000. During the period ended September 30, 2001 the Company continued to develop its business services which consists of film editing and encoding solutions. Earnings per share totaled $0.07 for the nine months ended September 30, 2001 based on 24,343,147 shares outstanding as opposed to $(0.14) net loss for the nine months ended September 30, 2000. The large increase in earnings per share for this quarter was primarily due to a one-time gain of $1,930,673 resulting from the disposal of its subsidiary, Asia Pacific, Inc.

Cost of Sales: Cost of Sales totaled $15,779 for the nine months ended September 30, 2001. The Company did not generate revenue for the nine months ended September 30, 2000 and therefore did not incur a Cost of Sales. As a percentage of total revenue, Cost of Sales was 11.2% for the period ended September 30, 2001 resulting in gross margins of 88.8% gross margins. The Cost of Sales will vary significantly from project to project but the Company aims to consistently challenge and keep the Cost of Sales to a minimum.

General and Administrative Expenses: General and Administrative expenses totaled $271,115 and $923,190 for the nine month periods ended September 30, 2001 and September 30, 2000 respectively. The large decrease in G&A was due to the downsizing of operations as the Company continues to refine its focus of its plan of operations.

Liquidity and Capital Resources: On October 1, 2000 the Company issued a convertible note of up to $1,500,000. Pursuant to the terms of the note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before March 7, 2002. The note is convertible at any time given 15 days notice at the holder's election into a maximum of 6,000,000 shares of the Company's common stock at $0.25 per share. As of September 30, 2001 the Company has borrowed $935,155, of which $761,250 was converted to common stock during the quarter ended June 30, 2001.

Capital Expenditures: The Company expended $9,000 in the three months ended September 30, 2001 on the development and hosting of the Company's website.

DISCONTINUED  OPERATIONS

Gain  on  disposal  of  subsidiary.

In the period ended September 30, 2001 the company disposed of Asia Pacifc Co., Ltd. through the sale of 100% of the Asia Pacific shares held by the Company to Fig Tree Capital in exchange for $10,000. Asia Pacific is the owner of approximately 69% operating interest in Chasen's restaurant (the Company's discontinued restaurant operations). As previously discussed in prior reports, in July 2000, management discontinued funding of Chasen's restaurant. The Company had previously written off all its restaurant operating assets (which consisted primarily of furniture, fixtures, restaurant equipment and inventory) as of June 30, 2000.

Selling its ownership in Asia Pacific resulted in a one time gain of $1,930,673 which is recorded as a discontinued operation. The divesture of Asia Pacific will have no adverse effect to the ongoing operations of the Company.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. Currently, the Company is involved in the following actions which may have a material impact on the Company's operations.

On September 21, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Orange, against the Company entitled Jerry Nieto v. iLive, Inc., et al. The complaint alleges various claims seeking payment of past due wages in the amount of $9,000, 750,000 shares of the Company's common stock, and penalties and attorney fees. The Company denies these claims and is vigorously defending the action.

On July 20, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, against the Company entitled Al Moshiri v. iLive, Inc., et. al. The complaint alleges various claims seeking payment of alleged finder's fees and damages in the amount of $500,000 and seeks punitive damages of $5,000,000. The Company denies these claims and is vigorously defending the action.

ITEM 2 - CHANGES IN SECURITIES

On October 1, 2001 the Company issued 100,000 shares of its "restricted" (as that term is defined by the Securities Act of 1933) common stock and options to purchase up to 150,000 shares of common stock at $0.25 per share, to an unaffiliated entity in exchange for services rendered in the development of its website. The issuance was an isolated transaction involving a public offering pursuant to Section 4 (2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

     2.1     Reorganization and Stock Purchase Agreement

(B)     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   ILIVE, INC.

                                   By /s/ Scott Henricks
                                   ----------------------------------
                                   Scott Henricks
                                   President, CEO, & CFO




Dated: November 14, 2001