Form 10KSB
period 2001-12-31
ILIVE INC/NV
filed 2002-03-26
CIK 1101176

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                         Commission File Number 0-28549

                                   iLIVE, INC.

                 (Name of Small Business Issuer in its Charter)



            NEVADA                                       95-4783826
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                  2102 BUSINESS CENTER DRIVE, IRVINE CA. 92612
                    (Address of principal Executive Offices)

  ISSUER'S TELEPHONE NUMBER                         ISSUER'S FACSIMILE NUMBER
       (949) 660-0099                                     (949) 756-0856


         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK-$.001 PAR VALUE
                          ----------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                            Yes  [X]         No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2001 were $141,060.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 2001 was $3,186,978.

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.       OVERVIEW

ILIVE, INC.

         We are a developer of online entertainment focused on the delivery and distribution of streaming video content on an on-demand and pay-per-view basis. We develop our own content and assist others develop a distribution channel for their content on the iLive Network. We offer video-on-demand, electronic shopping, physical VHS and DVD distribution and business-to-business content creation and distribution.

         We have produced in excess of 250 episodes viewable on the Internet. We have developed expertise in online editing and encoding. In addition, we have the ability to help companies develop video coverage of their products and services on the Internet. iLive has a crew of trained professionals that are able to go out on location to shoot and produce video content. The content is then brought back to our offices where it is digitally edited then encoded and posted on the Internet for viewing.

         We are currently developing a business-to-consumer model that focuses on the distribution of content online. Our consumers will enjoy television programming with the ability to watch what they want when they want. So whether its learning how to cook, be a DJ or watching an old episode of the Beverly Hillbillies, iLive is bringing consumers a truly unique experience through video on demand over the Internet. Our web site is www.iLive.com.

         Our offices are located at 2102 Business Center Drive, Irvine, California 92612 and our telephone number is 949-660-0099.

B.       BUSINESS OF ISSUER

Through our website, iLive.com, we are designed to capitalize on the growing video on demand market on the Internet. On iLive.com, consumers will enjoy television programming with the ability to watch what they want when they want to watch it. So whether it is learning how to cook with a chef from Italy, Kung Fu lessons from a master in Japan, or golf instruction from a PGA professional, iLive is bringing consumers their choice of content through video on demand on the Internet.

By creating our own distribution network through the acquisition of small and medium sized private ISP (Internet Service Providers), we hope to help large content providers, such as MGM, Viacom, Sony and Universal avoid the kinds of disruption caused by services like Napster, the former free music swapping Internet service. Although the record companies finally succeeded in getting the courts to shut down Napster, millions of songs had been shared for free and billions of dollars in revenue had been lost. The film industry is already seeing the beginnings of similar losses, as second generation "Napsters" allow movie swapping. The film industry is also desperately seeking a viable revenue streams from content distribution on the Internet. Of the movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office tickets alone.

Our Solution

1. We offer video on demand, electronic shopping, physical distribution of VHS and DVD, and business-to-business content creation and distribution services. The marriage between the personal computers and cable worlds, as well as the personal computer and television, will allow us to create a full service interactive programming network.

2. Another factor that makes iLive truly unique is that it doesn't have to worry whether the machine used to consume such broadband content is a PC, a TV or a combination of both. Nor does the Company need to care if people get the information from a cable modem or a set top box. Leaving iLive free to concentrate on content; how it's packaged and how to make it easy to sell.

OUR BUSINESS MODEL

We strive to be the leader in satisfying consumer demand for unique content both on and offline. As announced in a recent press release the Company intends to enter the ISP marketplace through an acquisition strategy of small and medium sized private ISPs. Management believes that becoming an ISP will further vertically integrate the company and strengthening our content by increasing our ability to distribute it to our end users. We are also looking to adopt revenue sharing agreements (though the company currently only has an agreement with Pro Sound Stage and Lighting to mutually distribute each others content on and offline) with major motion picture studios similar to the agreements currently used by video rental companies. These agreements along with own content production and distribution will allow for the continuous flow of new content and revenue.

Our business model focuses on the development of three divisions: Online Streaming Distribution, Physical VHS and DVD Distribution, and Business Services.

ONLINE STREAMING

Our online streaming division continues to focus on building a quality library of unique content as well as developing a proprietary peer-to-peer distribution platform for sharing content. We currently have developed approximately 250 hours of content and continually looks to partner with content providers (like Pro Sound Stage and Lighting) as well as purchase content to keep the users experience rewarding. In building our library of content, we will always strive to possess new and entertaining episodes by both producing our own shows and syndicating content from other producers. The revenue sharing agreements that the large studios currently have with video rental houses offers producers a percentage of the income. We will look to keep production costs low while still delivering a quality end product to the consumer. Traditional programming budgets for television generally run in excess of $500,000 per half hour show. These shows have short shelf lives, allowing the networks only a short time to recoup their investment. Fortunately, for television, the 30-second commercials have provided networks with enough revenue to easily achieve profitability. With wide scale broadband acceptance still growing, the Internet needs to be cost sensitive and creative in reaching profitability. Our route to profitability starts with production costs, which average $3,000 to $5,000 per show.

We aim to make a profit on every show we make. These low entry costs will allow even shows with limited success a realistic chance at making money. Secondly, we are looking closely at the staying power of our content. The philosophy is that the longer a show is running the more likely it is to be profitable. We therefore look to make our shows as timeless as possible. As such, we have opted away from early pioneers of covering red carpet events, and showing movie trailers, and have instead looked to produce timeless shows like cooking lessons, and focus on topics like relationships, and celebrity homes. Content that will be as interesting five years from now as it is today.

PHYSICAL DISTRIBUTION

Broadband saturation is now reaching the point where a sustainable business model may be built, while the industry is just now coming into its peak growth rate. We have chosen to tap the already established revenue stream of VHS and DVD sales to provide the existing users with product that are not yet able to accept streamed media. This builds both our customer base and revenues, which sustain our position as the broadband industry grows under it.

We will partner with physical stores and virtual, Internet, stores to retail VHS and DVD videos. Currently, iLive has implemented this through its partnership with Pro Sound Stage and Lighting (PSSL). PSSL, is one of the ten largest pro audio, stage lighting and DJ equipment companies in the United States. iLive has agreed to encode PSSL's video library and make it available on the iLive.com website on a pay-per-view basis. PSSL will receive 25% of the pay-per-view revenue generated from its content. PSSL has also agreed to distribute iLive's Mixology series through their direct mail catalog and website.
Physical video distribution will feature shows that are already available online on a pay-per-view basis and so this added revenue stream costs us very little. Management anticipates robust sales from the videos as they target very specific market niches, which can be exploited by using retail outlets that cater directly to these niches. A good example of this is our Mixology series. Market research shows that the DJ Industry is worth $131 million a year, with a host of online and physical stores catering directly to these individuals. We will wholesale our videos to these stores and earn between $5 and $10 per video. Additionally, we will retail our videos directly on our website, realizing between $10 and $15.

In addition, we will explore the possibility of acquiring video duplication companies. The advantages of such a move are two fold. Firstly, this will allow us to earn greater margins on each VHS or DVD sold because we would produce our products "in-house." Secondly, the duplicator would put us in touch with many business that are producing content which will enable us to cross sell web based distribution, film and encode.

BUSINESS SERVICES

Nearly half of the U.S. adult population has now made a purchase online, taking e-commerce from a dot.com novelty to the mainstream, according to a survey by Nielsen NetRatings and Harris Interactive. More than $3.5 billion was spent online in March 2001, a 35.6% increase from $2.6 billion in April 2000. With e-commerce being such an important part of retailing, businesses are now rethinking their Internet strategy. A prime example of the new thinking is BMW films. BMW created 6-8 minute short Internet films that provide the elusive mix of entertainment and product showcasing that brands ranging from Nike to Nivea have desired for years. This prompted BMW to record its best May and June ever in terms of car sales, exceeding the 40,000-vehicle mark - despite a cooling economy.

With iLive producing more than 250 hours of content for the Internet, we have a certain expertise in filming, online editing and encoding. Our professional crews are able to go out to shoot and produce video content "on location." The content is then quickly edited and digitally encoded for viewing over the Internet. The economics of the Internet combined with this ease of distribution has undoubtedly made this the marketing of choice for many companies wanting to promote themselves globally. We also offer the unique ability to take existing content and push it through our distribution channels. This gives companies the chance to develop a revenue stream from Internet viewing, something that many companies have yet to discover.

To date, we have generated all of our revenue from our business services division. However, management anticipates that our newly designed website, which simplifies the pay-per-view concept, as well as the industry moving away from distributing free video content, will allow us to experience significant growth in this area moving forward.


THE  MARKETPLACE

The Internet gets redefined almost daily. According to Forward Concepts there are approximately 500 million worldwide Internet users. We believe that streaming video is the future of Internet programming. Its future on the Internet lies with the expansion of broadband connectivity. Internet television will grow as broadband and high-speed Internet connectivity grows. The current market size of Internet television, which is approximately 10 million households, is a larger addressable market than many "regular television" markets. Yet, Internet television usage has still only penetrated less than 2% of the worldwide Internet market, and you have the emergence of an exploding opportunity.

Dataquest estimates that the potential market for video-on-demand is $9 Billion, or $1 Billion more than the entire market for video rentals in 1998.

C.       COMPETITION

To date, a large number of startups have focused on producing TV programming for the Web and distributing films over the Internet. However, iLive management believes the reason no company has yet to "make it" is that nobody is offering compelling content and nobody is generating revenue in producing that content offline. iLive's main competitors are companies like Cinema Now, Intertainer, iFilm, and of course AOL/Time Warner as iLive enters the ISP aspect of their business.

D.       FUTURE CAPITAL REQUIREMENTS

We will require additional funds to finance our operations. The precise amount and timing of our funding needs cannot be determined at this time and will largely depend upon a number of factors, including the market demand for our products and our management of our cash, accounts payable, inventory and other working capital items. There can be no assurance that if we require funding in the future, those funds will be available or on terms satisfactory to us. Any inability to obtain needed funding on satisfactory terms may require us to reduce planned capital expenditures, to scale back our product offerings or other operations or to enter into financing agreements on terms which we would not otherwise accept and could have a material adverse effect on our business, financial condition and results of operations.

E.       EMPLOYEES

We employ 6 full-time employees. None of these employees are subject to a collective bargaining agreement, and there is no union representation within iLive. We maintain various employee benefit plans and believe our employee relations are good.

ITEM 2.

DESCRIPTION OF PROPERTY

A.       FACILITIES

Our principal executive office address is 2102 Business Center Drive, Irvine, California 92612. We lease our facilities month to month. Our rent expense was $103,914 for the year ended December 31, 2001. The facilities are of adequate size to allow us to grow to approximately 15 people after which time we will need to seek larger space. Our month-to-month agreement will allow us flexibility in moving as we grow in size.

ITEM 3.  LEGAL PROCEEDINGS

>From time to time may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operations of its business. We are currently involved in two such instances.

JERRY NIETO V. ILIVE, INC., ET AL.

On September 21, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Orange, against us entitled Jerry Nieto v. iLive, Inc., et al. The complaint alleges various claims seeking payment of past due wages in the amount of $9,000, 750,000 shares of our common stock, and penalties and attorney fees. We are vigorously defending this action.

AL MOSHIRI V. ILIVE INC., ET AL.

On July 20, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, against us entitled Al Moshiri v. iLive, Inc., et. al. The complaint alleges various claims seeking payment of alleged finder's fees and damages in the amount of $500,000 and seeks punitive damages of $5,000,000. We are vigorously defending the action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Our common stock began trading on the Over-The-Counter Bulletin Board under the symbol "LIVE" on October 26, 1999. Prior to October 26, 1999, our common stock was quoted under the symbol "PHIC."

         The following table sets forth the high and low bid prices for shares of the our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    LOW        HIGH
                                    ---        ----
2000
----
First Quarter                       4.25      1.19
Second Quarter                      1.75       .41
Third Quarter                       1.94       .34
Fourth Quarter                      1.25      1.38

2001
----
First Quarter                       1.0625     .25
Second Quarter                       .75       .20
Third Quarter                        .58       .15
Fourth Quarter                       .41       .07


         As of January 25, 2002, our common stock was held by 206 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Florida Atlantic Stock Transfer. Their phone number is 954-726-4954.

         We sold the following unregistered securities during our fiscal year 2001:

         On January 25, 2001, pursuant to an Agreement for the Purchase and Sale of Assets, agreed to issue to Web Theatre, Inc., an Arizona corporation, 3,448,320 shares of its restricted common stock and warrants to purchases up to 3,448,320 shares of our restricted common stock at an exercise price of $1.00 per share, in exchange for all of the assets of Web Theatre. On March 25, 2001, however, both parties agreed to rescind the agreement.

         On October 1, 2001, we issued 100,000 shares of our restricted common stock to an unaffiliated entity in exchange for services rendered in the development of our website. The issuance was an isolated transaction involving a public offering pursuant to Section 4 (2) of the Securities Act of 1933.

A.       DIVIDEND POLICY

Our Board of Directors determines any payment of dividends. We do not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations. The Company has not paid any dividends in the past two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT WE WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000.

Revenues: Revenues totaled $141,060 for the fiscal year ended December 31, 2001 as compared to $3,624 in revenue for the fiscal year ended December 30, 2000. During the fiscal year ended December 31, 2001, we continued to develop our business services which consists of film editing and encoding solutions as well as received our first revenue from pay-per-view content. Our business services division accounted for all of our revenue. Basic earnings per share totaled $0.06 for the fiscal year ended December 31, 2001 as opposed to $(0.18) net loss for the fiscal year ended December 31, 2000. The large increase in earnings per share for the fiscal year ended December 31, 2001 was due to a one-time gain of $1,724,983 resulting from the disposal of Asia Pacific, Inc. the holding company of the restuarant operations which were disposed of in 2000. In addition, general and administrative expenses and interest expense decreased by nearly $1,500,000 in 2001 compared to 2000.

         Cost of Sales: Cost of Sales totaled $15,779 for the fiscal year ended December 31, 2001 as compared to $81,681 for the fiscal year ended December 31, 2000. The large decrease in the cost of sales ( a decrease of 518%) was due to the Company not holding it Miss Beverly Hills Beauty Pageant this year and the streamlining of operations to focus more on the Internet. As a percentage of total revenue, cost of sales was 11.2% for the fiscal year ended December 31, 2001 resulting in gross margins of 88.8%. The cost of sales will vary significantly from project to project but we aim to consistently challenge and keep the cost of sales to a minimum.

         General and Administrative Expenses: General and Administrative expenses totaled $315,399 (223.5% of revenues) for the fiscal year ended December 31 2001 and $1,153,167 in General and Administrative expenses vs. $3,624 in revenue for the fiscal year ended December 31, 2000. The large decrease in general and administrative expenses was due to the downsizing of operations as we continue to refine our focus on our plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In 1999, we entered into a $1,500,000 convertible line of credit arrangement with Street capital Inc., an entity that is controlled by our President, Mr. Henricks, and CEO, Mr. aimers, bearing interest at 12% and due on or before March 7, 2001. The note was convertible at the holder's election into common stock at $0.25 per share, was fully utilized, and was converted into 6,000,000 shares in 2000. In 2000, we entered into a new $1,500,000 convertible line of credit at 12% interest with all principal and interest due on or before April 7, 2002. The note is convertible at the holder's election into a maximum of 6,000,000 shares of common stock at $0.25 per share. At December 31, 2001, we had borrowed a total of $958,454 on this line of credit and the holder had converted $761,250 of the debt into 3,045,000 common shares.

         For the fiscal year ended December 31, 2001, our only material cash flow came from our business services division as well as the convertible line of credit. For the coming fiscal year we look to see increased cash flow from business services as well as content pay-per-view. We believe that we will also gain additional revenue not seen in the fiscal year ended December 31, 2001 as we begin to enter the ISP market.

         We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the isssuance of either debt or equity instruments. We may also pursue a working capital line of credit to be secured by our assets. However, such funds may not be available on favorable terms or at all.

         We currently estimate that we will need approximately $500,000 to continue operations through the end of the fiscal year 2002. These operating costs include general and administrative expenses, website development and hosting, and cost of sales.


SUBSEQUENT EVENTS

         In January 2002, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $300,000 principal amount of 8% convertible note and 100,000 common stock purchase warrants in reliance on
Section 4(2) of the Act and Rule 506. The notes bear interest at 8%, mature on January 10, 2004, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.13 or (ii) 80% of the average of the three lowest closing prices for our common stock for the 30 trading days before but not including the conversion date. The note may not be paid, in whole or in part, before January 10, 2004 without the consent of the holder. The full principal amount of the convertible notes are due upon default under the terms of convertible notes. The warrants are exercisable until January 10, 2005 at a purchase price of the lower of (i) $0.152 or (ii) 120% of the average of the three lowest closing prices for the 10 trading days before but not including the exercise date. The commission for the transaction was $30,000.

ITEM 7.  FINANCIAL STATEMENTS





                                   ILIVE, INC.


                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2001

                                    CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT..................................................12

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet.................................................................13

Statements of Operations......................................................14

Statement of Stockholders' Deficit............................................15

Statements of Cash Flows......................................................16

Notes to Financial Statements..............................................17-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
iLive, Inc.

We have audited the accompanying consolidated balance sheet of iLive, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iLive, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liabilities exceed assets by $400,000 at December 31, 2001 and the Company requires additional capital in order to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 20, 2002
                          iLIVE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                    DECEMBER 31,
                                                                        2001
                                                                    ------------
                                       ASSETS

CURRENT ASSETS
  Accounts receivable                                               $    65,904
                                                                    ------------

PROPERTY AND EQUIPMENT, NET                                              95,538

BEAUTY PAGEANT RIGHTS                                                   100,150
                                                                    -----------

                                                                    $   261,592
                                                                    ===========


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Note payable                                                      $   100,000
  Note payable - stockholder                                            197,204
  Accounts payable                                                       61,873
  Accrued interest, including $255,302  to related parties              270,302
  Accrued payroll                                                        37,464
                                                                    ------------

    Total current liabilities                                           666,843
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT

  Common stock,  $.001 par value; 100,000,000 shares
    authorized, 24,458,147 shares issued and outstanding                 24,458
  Additional paid-in capital                                          4,923,672
  Accumulated deficit                                                (5,353,381)
                                                                    ------------

    Total stockholders' deficit                                        (405,251)
                                                                    ------------

                                                                    $   261,592
                                                                    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                    iLIVE, INC. AND SUBSIDIARIES
                               Consolidated Statements of Operations
                                                                                         YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                        2001               2000
                                                                                    -------------      -------------
NET SALES                                                                           $    141,060       $      3,624
                                                                                    -------------      -------------

COSTS AND EXPENSES:
  Cost of sales                                                                           15,779             81,681
  Website development and hosting                                                        182,145            206,665
  General and administrative                                                             315,399          1,153,167
  Interest, including $112,167 in 2001 and $740,337 in 2000 to related parties           122,167            746,012
                                                                                    -------------      -------------

                                                                                         635,490          2,187,525
                                                                                    -------------      -------------

  Loss from continuing operations before income tax benefit                             (494,430)        (2,183,901)

INCOME TAX BENEFIT                                                                       168,100                  -
                                                                                    -------------      -------------

  Loss from continuing operations                                                       (326,330)        (2,183,901)

DISCONTINUED OPERATIONS:
  Loss from operations  (no tax effect)                                                        -           (487,302)
  Gain (loss) on disposal (net of tax effect of $168,100 in 2001)                      1,724,983           (427,602)
                                                                                    -------------      -------------

  Gail (loss) from discontinued  operations                                            1,724,983           (914,904)
                                                                                    -------------      -------------

NET INCOME (LOSS)                                                                   $  1,398,653       $ (3,098,805)
                                                                                    =============      =============

BASIC EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                                                   $      (0.01)      $      (0.13)
                                                                                    =============      =============
  Gain (loss) from discontinued operations                                          $       0.07       $      (0.05)
                                                                                    =============      =============
  Net income (loss)                                                                 $       0.06       $      (0.18)
                                                                                    =============      =============

BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                                  24,606,781         16,769,814
                                                                                    =============      =============

DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                                                   $      (0.01)      $      (0.13)
                                                                                    =============      =============
  Gain (loss) from discontinued operations                                          $       0.07       $      (0.05)
                                                                                    =============      =============
  Net income (loss)                                                                 $       0.06       $      (0.18)
                                                                                    =============      =============

DILUTED WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                                  24,908,607         16,769,814
                                                                                    =============      =============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                         iLIVE, INC. AND SUBSIDIARIES
                               Consolidated Statements of Stockholders' Deficit
                                    Years Ended December 31, 2001 and 2000

                                                        COMMON STOCK
                                             -------------------------------------
                                                                    AMOUNT                                                TOTAL
                                              NUMBER OF    -----------------------    ADDITIONAL      ACCUMULATED      STOCKHOLDERS'
                                               SHARES      PER SHARE     TOTAL      PAID-IN CAPITAL     DEFICIT          DEFICIT
                                             ------------  ---------  ------------  ---------------  --------------   -------------
BALANCE, DECEMBER 31, 1999                    15,053,147          -   $    15,053   $    1,705,657   $  (3,653,229)   $ (1,932,519)

 Debt conversion                               6,000,000       0.25         6,000        1,494,000               -       1,500,000

 Shares issued for cash                           15,000       1.67            15           24,985               -          25,000

 Shares isssued for license                       45,000       1.67            45           75,105               -          75,150

 Shares issued for SEA                           200,000          -           200             (200)              -               -

 Contributed capital - salary                          -          -             -           20,000               -          20,000

 Intrinsic value of beneficial conversion feature      -          -             -          611,600               -         611,600

 Net loss                                              -          -             -                -      (3,098,805)     (3,098,805)
                                             ------------  ---------  ------------  ---------------  --------------   -------------

BALANCE, DECEMBER 31, 2000                    21,313,147          -        21,313        3,931,147      (6,752,034)     (2,799,574)

 Repurchase of shares                            (15,000)      1.67           (15)         (24,985)                        (25,000)

 Shares issued for accrued rent                   15,000       0.60            15            8,985                           9,000

 Acquisition of Pay Per View                   4,307,771       0.53         4,307        2,278,810                       2,283,117

 Acquisition of Web Theatre                    3,457,017       0.53         3,457        1,828,761                       1,832,218

 Cancellation of shares issued to acquire
   Pay Per View and Web Theatre               (7,764,788)      0.53        (7,764)      (4,107,571)                     (4,115,335)

 Shares issued for cash                        1,000,000       0.25         1,000          249,000                         250,000

 Repurchase of shares                         (1,000,000)      0.09        (1,000)         (89,000)                        (90,000)

 Debt conversion                               3,045,000       0.25         3,045          758,205                         761,250

 Shares issued for services                      100,000       0.24           100           23,900                          24,000

 Intrinsic value of beneficial conversion feature                                           66,420                          66,420

 Net income                                                                                              1,398,653       1,398,653
                                             ------------             ------------  ---------------  --------------   -------------

BALANCE, DECEMBER 31, 2001                    24,458,147              $    24,458   $    4,923,672   $  (5,353,381)   $   (405,251)
                                             ============             ============  ===============  ==============   =============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                    iLIVE, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows

                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                   2001              2000
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ 1,398,653       $(3,098,805)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      (Gain) loss from discontinued operations                  (1,893,083)          914,904
      Depreciation                                                  20,926            14,933
      Contributed capital - salary                                       -            20,000
      Issuance of shares for services                               24,000                 -
      Intrinsic value of beneficial conversion feature              66,420           611,600
   Change in assets and liabilities:
      Accounts Receivable                                          (55,904)                -
      Miss Beverly Hills License                                         -           (25,000)
      Accounts payable                                             (53,197)          116,305
      Accrued interest                                              55,331           129,217
      Other accrued expenses                                       (18,151)           45,001
                                                               ------------      ------------

         Net cash used by operating activities                    (455,005)       (1,271,845)
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Advances to) repayments from stockholder                              -            85,641
  Purchase of equipment                                            (25,765)          (66,932)
                                                               ------------      ------------

         Net cash provided (used) by investing activities          (25,765)           18,709
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                         -           113,500
  Proceeds from note payable - stockholder                         345,770         1,425,954
  Repurchase of common stock                                      (115,000)
  Issuance of  common stock                                        250,000            25,000
                                                               ------------      ------------

         Net cash provided by financing activities                 480,770         1,564,454
                                                               ------------      ------------

Cash used by discontinued operations                                     -          (311,318)
                                                               ------------      ------------

Net increase in cash                                                     -                 -

CASH, BEGINNING OF PERIOD                                                -                 -
                                                               ------------      ------------

CASH, END OF PERIOD                                            $         -       $         -
                                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

      Acquisition of license for common stock                  $         -       $    75,150
                                                               ============      ============
      Conversion of debt to common stock                       $   770,250       $ 1,500,000
                                                               ============      ============

Cash paid for:
  Interest                                                     $         -       $         -
  Income taxes                                                 $       800       $       800


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      BACKGROUND AND BASIS OF PRESENTATION
      ------------------------------------

      The accompanying consolidated financial statements include the accounts of iLive, Inc., ("iLive"), its wholly owned subsidiaries, Society of Economic Assurance, Inc. ("SEA") and Asia Pacific Co., LTD ("Asia Pacific") and Asia Pacific's majority owned subsidiary, 246 LLC, (collectively, the "Company") through September 30, 2001. All material intercompany transactions and accounts have been eliminated in consolidation.

      iLive (formerly Powerhouse International Corporation) was incorporated in 1987 in Nevada, became inactive in 1996, and had no assets or liabilities at August 31, 1999. On September 7, 1999, iLive sold 10,000,000 shares of common stock for $500,000 cash and on September 30, 1999, it acquired Asia Pacific for 690,000 of its common shares valued at $74,609. This acquisition was accounted for as a purchase; accordingly, the results of operations of Asia Pacific are included in the accompanying consolidated financial statements since the date of acquisition through its sale on September 30, 2001.

      Asia Pacific, incorporated in October 1995 in Niue (a foreign country), acquired a controlling 64% interest in 246 LLC, a limited liability company organized in March 1996, to construct and operate a full-service restaurant, bar and membership club in Beverly Hills, California. The restaurant, known as Chasen's, commenced operations in April 1997. In July 2000, operations of the restaurant were discontinued and all restaurant assets were abandoned. On September 30, 2001, Asia Pacific was sold for $10,000.

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

      Management is focused on the delivery and distribution of streaming video content on an on-demand and pay-per-view basis. The Company develops its own content and assists others to develop a distribution channel for their content on the iLive Network. The Company offers video-on-demand, electronic shopping, physical VHS and DVD distribution and business-to-business content creation and distribution. The Company currently generates virtually all of its revenue from its business services division where they help other bring their content online by providing editing and encoding solutions. Moving forward the Company looks to generate additional revenue from pay-per-view content and the Company's recent commitment to enter into the ISP market.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      USE OF ESTIMATES
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH AND EQUIVALENTS
      --------------------

      For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      CONCENTRATIONS OF CREDIT RISK
      -----------------------------

      In 2001, 100% of revenues were from three customers. At December 31, 2001, one of these customers accounted for 84% of accounts receivable.

      LONG LIVED ASSETS
      -----------------

      Equipment, furniture and fixtures and website and program content are stated at cost, less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives of 3-5 years using the straight line method.

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

      PROVISION FOR INCOME TAXES
      --------------------------

      Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      ADVERTISING AND PROMOTIONAL COSTS
      ---------------------------------

      Costs of advertising and promotion are expensed as incurred. Such costs were $0 in 2001 and $16,471 in 2000.

      BASIC AND DILUTED NET LOSS PER SHARE
      ------------------------------------

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

      RECLASSIFICATIONS
      -----------------

      Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

      REVENUE RECOGNITION
      -------------------

      The Company records revenues from business services as the services are rendered. Virtually all 2001 revenues are from business services. The Company records revenues from ticket sales from live performances and pageants at the time the performance or pageant is held. All 2000 revenues were from the Miss Beverly Hills beauty pageant. Pay-per-view revenues will be recorded as participants use purchased credits to watch pay per view programming. Unused credits will be recorded as deferred revenues. Product sales will be recorded on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." The impact of this statement did not have a material affect on the Company's financial statements.

      On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002. Management does not expect these pronouncements to materially impact the Company's financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
      --------------------------------------------

      In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The impact of this statement did not have a material affect on the Company's financial statements.

2.    DISCONTINUED OPERATIONS
      -----------------------

      In April 2000, management closed the restaurant to the public and began operating it for private parties only. In July 2000, operations of the restaurant were permanently discontinued and all restaurant assets were abandoned. Revenues from discontinued operations totaled $701,000 in 2000.

      On September 30, 2001 the Company sold Asia Pacific to an unrelated party for $10,000, resulting in a gain on the disposal of $1,893,083. At September 30, 2001, Asia Pacific had zero assets and the following liabilities:

      Notes payable                                                 $   376,623
      Accounts payable                                                  731,792
      Accrued interest                                                  136,399
      Accrued payroll and related taxes                                 375,816
      Other accrued expenses                                            262,453
                                                                    ------------
                                                                    $ 1,883,083
                                                                    ============

3.    PROPERTY AND EQUIPMENT

      Computers and equipment                                       $    91,495
      Furniture and fixtures                                             24,607
      Website and program content                                        17,796
                                                                    ------------

                                                                        133,898
      Accumulated depreciation                                          (38,360)
                                                                    ------------

                                                                    $    95,538
                                                                    ============

4.    NOTE PAYABLE

      Unsecured 10% promissory note due December 31, 2001.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


5.    NOTE PAYABLE - STOCKHOLDER
      --------------------------

      In 1999, the Company entered into a $1,500,000 convertible line of credit arrangement with a stockholder bearing interest at 12% and due on or before March 7, 2001. The note was convertible at the holder's election into common stock at $0.25 per share, was fully utilized, and was converted into 6,000,000 shares in 2000.

      In 2000, the Company entered into a new $1,500,000 convertible line of credit at 12% interest with all principal and interest due on or before April 7, 2002. The note is convertible at the holder's election into a maximum of 6,000,000 shares of common stock at $0.25 per share. At December 31, 2001, the Company had borrowed a total of $958,454 on this line of credit and the holder had converted $761,250 of the debt into 3,045,000 common shares.

      The intrinsic value of the beneficial conversion feature of $611,200 in 2000 and $66,420 in 2001 is included in interest expense and additional paid-in capital in the accompanying financial statements.

6.    COMMON STOCK
      ------------

      In February 2000 the Company acquired 100% of the outstanding shares of Society of Economic Assurance, Inc. ("SEA"), a Nevada public shell by issuing 200,000 shares of its common stock. For accounting purposes, the SEA acquisition was treated as a recapitalization.

      In February 2000, the Company acquired the exclusive rights to the Miss Beverly Hills, Miss Teen Beverly Hills , Mrs. Beverly Hills and Mr. Beverly Hills beauty pageants The Company recorded the rights at the fair value of the asset received which totaled $100,150. In exchange for the rights, the Company paid cash of $25,000 and issued 45,000 shares of its common stock at $1.67.

      In February 2000, the Company sold 15,000 shares of its common stock in a private placement at $1.67 per share for a total of $25,000. These shares were repurchased in 2001 for $25,000.

      In January 2001, the Company issued 15,000 shares of its common stock to its former landlord in payment of accrued rent totaling $9,000.

      On January 25, 2001, the Company issued 7,764,788 common shares valued at $.53 per share to acquire all of the assets of Web Theatre, Inc. and Web Pay Per View.com, Inc. In conjunction with these acquisitions, the Company sold 1,000,000 shares of its common stock to two investors for a total of $250,000. On March 30, 2001, all parties agreed to rescind these transactions. The 7,764,788 shares issued for the acquisitions were returned to the Company and the investors' shares were repurchased by the Company for $90,000. Included in general and administrative expenses in the consolidated statements of operations for 2001 are acquisition expenses, rent and other general expenses totaling approximately $160,000 relating to these transactions.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


6.    COMMON STOCK (CONTINUED)
      ------------------------

      On August 6, 2001, the Company issued 100,000 shares of its common stock for services valued at $24,000.

7.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      LEASE OBLIGATIONS
      -----------------

      The Company leases office space for $5,000 per month under a month to month operating lease from a stockholder of the Company. Rent expense totaled $103,914 in 2001 and $101,000 in 2000.

      LITIGATION
      ----------

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

      On September 21, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Orange, Jerry Nieto v. iLive, Inc., et al. The complaint alleges various claims seeking payment of past due wages in the amount of $9,000, 750,000 shares of the Company's common stock, and penalties and attorney fees. The Company denies these claims and is vigorously defending the action.

8.    PROVISION FOR INCOME TAXES
      --------------------------

      At December 31, 2001, the Company has a net operating loss carryforward for federal tax purposes of $3,345,000 which, if unused to offset future taxable income, will begin to expire in 2019 through 2020.

      The Company had deferred tax assets of $1,337,000 at December 31, 2001 relating to its net operating loss. A valuation allowance has been recognized to offset all of the related deferred tax asset due to the uncertainty of realizing the benefit.

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


9.    BASIC AND DILUTED NET LOSS PER SHARE
      ------------------------------------

      The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                               2001                2000
                                                                           -------------      -------------
Basic income (loss) per share:

  Numerator
    Loss from continuing operations available to common stockholders       $   (326,330)      $ (2,183,901)
    Gain (loss) from discontinued operations                                  1,724,983           (914,904)
                                                                           -------------      -------------

    Net income (loss)                                                      $  1,398,653       $ (3,098,805)
                                                                           =============      =============
  Denominator
    Basic weighted average number of common shares
    outstanding during the period                                            24,606,781         16,769,814
                                                                           =============      =============

DILUTED INCOME (LOSS) PER SHARE:

  Numerator
    Loss from continuing operations available to common stockholders       $   (326,330)      $ (2,183,901)
    Add:  Interest expense on portion of debt unconverted                        10,737                  -
                                                                           -------------      -------------
    Loss from continuing operations for diluted per share computation          (315,593)
    Gain (loss) from discontinued operations                                  1,724,983           (914,904)
                                                                           -------------      -------------

    Net income (loss) for diluted per share computation                    $  1,409,390       $ (3,098,805)
                                                                           =============      =============

  Denominator
    Basic weighted average number of common shares
    outstanding during the period                                            24,606,781         16,769,814
    Shares available for convertible debt                                       301,826                  -
                                                                           -------------      -------------
    Diluted weighted average number of common shares
    outstanding during the period                                            24,908,607         16,769,814
                                                                           =============      =============

  Incremental common shares (not included in the computation of diluted earnings per share calculation due to their
   antidilutive nature) attributable to exercise of:
        Shares available for convertible debt                                         -          2,435,520
                                                                           =============      =============

                          ILIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


10.   GOING CONCERN
      -------------

      At December 31, 2001, the Company has current obligations of approximately $666,000. In order to proceed with its business plan, the Company estimates it needs an additional $500,000 to continue operations through 2002 and will need additional capital in 2003. The Company continues to explore all possibilities in securing financing sufficient to cover operating expenses until such time the Company reaches profitability. Failure to raise additional funds will have a material adverse effect on the Company's plan of operations.

11.   SUBSEQUENT EVENTS
      -----------------

      Subsequent to year end, the Company issued 9,600,000 shares of its common stock valued at $1,815,000 for $1,013,500 in internet content, $554,500 in technical services to be provided in the future and $247,000 in investor relations services to be provided in the future. In addition, the Company issued $300,000 in 8% convertible notes and 100,000 accompanying warrants. The debt is convertible into common shares at the stockholders' option, at the lower of (i) $0.13 or (ii) 80% of the average of the three lowest closing prices of the common stock for the 30 trading days before, but not including, the conversion date.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


        NAME                  AGE         POSITION
        ----                  ---         --------
        Scott Henricks        30          President, CFO, Secretary and Director
        Albert Aimers         39          Chief Executive Officer and Director
        Mark Moline           33          Chief Technical Officer
        Gennady Levtchenko    38          Chief Operating Officer

      Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified, although Scott Henricks has an employment agreement. There are no family relationships between any of our directors or officers.

      SCOTT HENRICKS is currently our President (since April 25, 2000), Chief Financial Officer (since September 30, 2000), Secretary and one of the founders. Mr. Henricks was our Chief Executive Officer from April 25, 2000 to January 8, 2002. Prior to that Mr. Henricks was our director of business development. From 1996 to 1999, Mr. Henricks was the President and Founder of Wall Street, Inc. an Investment Banking company. His company focused on helping build strategic relationships, and business development for emerging companies.

      ALBERT AIMERS is currently our Chief Executive Officer and Director (since January 9, 2002). Mr. Aimers was Chairman of our board in 1999. Since 1998, Mr. Aimers has been Vice President of Corporate affairs and a shareholder of Street Capital, Inc., a firm engaged in merchant banking. From 1997 to 1998, Mr. Aimers was a partner in Strategic Equity Corp., a firm engaged in merchant banking.

      MARK MOLINE is currently our Chief Technical Officer. From 1997 to 2001 Mr. Moline was the President and founder of Internetrix.net a web design and hosting company that has set up multiple server farms and has developed in excess of 25 websites with focuses on streaming media.

      GENNADY LEVTCHENKO is currently our Chief Operating Officer. From 1996 to 1999 Mr. Levtchenko was the President of Sandline International, a company focused on the developing of original content from script writing, encoding, editing to full production.

ITEM 10   EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding our CEO for fiscal years ending December 31, 2001, 2000 and 1999:


                                          SUMMARY COMPENSATION TABLE
                                              ANNUAL COMPENSATION

                                                            Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)      awards        (#)(1)        ($)      Compen-sation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Scott Henricks,         2001    $60,000          0            0             0            0            0             0
President               2000    $60,000*         0            0             0            0            0             0
                        1999    0                0            0             0            0            0             0

* Inlcudes $37,464 in accrued but unpaid salary.


EMPLOYMENT AGREEMENT

      iLive and Scott Henricks, President, are parties to an agreement, made on April 1, 2000, which provides payments aggregating $60,000 per year. The agreement, which also provides for increases, performance bonuses and stock option bonuses subject to performance and services rendered, is expected to continue in force until amended by mutual agreement or terminated by either party or the expiry of the term.

OPTIONS

      For our fiscal year ending December 31, 2001, we did not issue options to our executive officers and they did not exercise any options.

COMPENSATION OF DIRECTORS

      We do not compensate our directors.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of our common stock as of March 21, 2002 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o iLive, Inc., 2102 Business Center Drive, Irvine, California 92612.


                                                                     SHARES BENEFICIALLY OWNED(1)
                                                                     -------------------------
Name and Address of Beneficial Owner                                     Number       Percent
------------------------------------------------------------------- -------------- --------------
Scott Henricks, President (2)                                         1,000,000       2.9%

Albert Aimers, Chief Executive Officer (3)                            6,500,000      18.57%

Total shares held by officers and directors as a group (2 people):    7,500,000      21.43%


---------------
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 21, 2002 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 34,058,147 shares of common stock outstanding on March 21, 2002, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of March 21, 2002, as described below.
(2) Includes 1,000,000 owned directly.
(3) Includes 6,500,000 owned directly.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1999, we entered into a $1,500,000 convertible line of credit arrangement with Street capital Inc., an entity that is controlled by our President, Mr. Henricks and CEO, Mr. Aimers, bearing interest at 12% and due on or before March 7, 2001. The note was convertible at the holder's election into common stock at $0.25 per share, was fully utilized, and was converted into 6,000,000 shares in 2000. In 2000, we entered into a new $1,500,000 convertible line of credit at 12% interest with all principal and interest due on or before April 7, 2002. The note is convertible at the holder's election into a maximum of 6,000,000 shares of common stock at $0.25 per share. At December 31, 2001, we had borrowed a total of $958,454 on this line of credit and the holder had converted $761,250 of the debt into 3,045,000 common shares. We currently owe Street Capital $197,204 under this line of credit.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

      The following exhibits are included as part of this Form 10-KSB. References to "the Company" in this Exhibit List mean iLive, Inc., a Nevada corporation.


         EXHIBIT NO.             DESCRIPTION
         -----------             -----------

                  ARTICLES OF INCORPORATION AND BYLAWS


            3.1 Restated Articles of Incorporation (filed as an exhibit to iLive's Form 10KSB filed on April 16, 2001 and incorporated by reference herein)

            3.2 Bylaws (filed as an exhibit to iLive's Form 10KSB filed on April 16, 2001 and incorporated by reference herein)

                  INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS

            4.1   Street Capital Convertible Note

                  MATERIAL CONTRACTS

            10.1  Employment Agreement with Scott Henricks

            10.2  Employment Agreement with Albert Aimers

Reports filed on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     iLive, Inc.



Date:  March 25, 2002                                By:   /S/ SCOTT HENRICKS
                                                         -----------------------
                                                     Scott Henricks, President
                                                     and Chief Financial Officer


         In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE               TITLE                                         DATE
---------               -----                                         ----
/S/ Scott Henricks      President, Chief Financial Officer and    March 25, 2002
                        Director
/S/ Albert Aimers       Chief Executive Officer and Chairman      March 25, 2002