Form 10QSB
period 2002-03-31
ILIVE INC/NV
filed 2002-05-14
CIK 1101176

            As Filed with the Securities and Exchange Commission on May 14, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2002

                           COMMISSION FILE NO. 0-27121

                             -----------------------


                                   ILIVE, INC.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                          95-4783826
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                         3960 WILSHIRE BLVD., SUITE 406
                    (Address of Principal Executive Offices)

                                 (949) 660-0099
                           (Issuer's Telephone Number)

                                 (949) 756-0856
                           (Issuer's Facsimile Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of May 14, 2002, the registrant had 34,058,147 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS

                          iLIVE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                                      MARCH 31,
                                                                        2002
                                                                    ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    25,040
  Accounts receivable                                                    58,034
  Prepaid expenses                                                      231,100
                                                                    ------------

   Total current assets                                                 314,174

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $61,387                   101,310
WEB CONTENT                                                             605,000
BEAUTY PAGEANT RIGHTS                                                   100,150
OTHER                                                                    52,469
                                                                    ------------

                                                                    $ 1,173,103
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                                      $   100,000
  Notes payable - stockholder                                           197,204
  Accounts payable                                                      105,671
  Accrued interest, including $261,556 to related party                 279,056
  Accrued payroll                                                        37,464
                                                                    ------------

    Total current liabilities                                           719,395

CONVERTIBLE DEBT                                                        300,000
                                                                    ------------
    Total  liabilities                                                1,019,395
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY

  Common stock,  $.001 par value; 100,000,000 shares
    authorized, 34,058,147 shares issued and outstanding                 34,058
  Additional paid-in capital                                          6,804,072
  Unamortized beneficial conversion feature of convertible debt         (66,679)
  Accumulated deficit                                                (6,617,743)
                                                                    ------------

    Total stockholders' equity                                          153,708
                                                                    ------------

                                                                    $ 1,173,103
                                                                    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          iLIVE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------
                                                     2002               2001
                                                 -------------     -------------

REVENUES                                         $      2,000      $         --

COSTS AND EXPENSES
  Cost of sales                                           625                --
  Website development and hosting                     580,500           120,254
  General and administrative                          668,162           208,167
  Interest                                             10,821            24,962
  Interest - related party                              6,254             9,952
                                                 -------------     -------------

NET LOSS                                         $ (1,264,362)     $   (363,335)
                                                 =============     =============

BASIC AND DILUTED LOSS PER SHARE
  Net loss                                       $      (0.04)     $      (0.02)
                                                 =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                      28,917,591        21,313,147
                                                 =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            iLIVE, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ---------------------------
                                                              2002           2001
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(1,264,362)   $  (363,335)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                            23,027          5,409
      Beneficial conversion feature of convertible debt         8,321             --
      Issuance of shares for services                       1,210,000             --
   Change in assets and liabilities:
      Accounts receivable                                       7,870             --
      Prepaids and other assets                              (283,569)        (1,500)
      Accrued interest                                          2,500          9,952
      Accrued interest - related party                          6,254         24,545
      Accrued payroll                                              --         15,000
      Accounts payable                                         43,798         37,684
      Other accrued expenses                                       --        (12,555)
                                                          ------------   ------------

         Net cash used by operating activities               (246,161)      (284,800)
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                    (28,799)            --
                                                          ------------   ------------

         Net cash provided  by investing activities           (28,799)            --
                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                              300,000             --
  Advances from stockholder                                        --        124,800
  Issuance of  common stock                                        --        160,000
                                                          ------------   ------------

         Net cash provided by financing activities            300,000        284,800
                                                          ------------   ------------


Net decrease in cash                                           25,040             --

CASH, BEGINNING OF PERIOD                                          --             --
                                                          ------------   ------------

CASH, END OF PERIOD                                       $    25,040    $        --
                                                          ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

      Issuance of shares for web content                  $   605,000    $        --
                                                          ============   ============

CASH PAID FOR
  Interest                                                $        --    $        --
                                                          ============   ============
  Income taxes                                            $        --    $        --
                                                          ============   ============

     The accompanying notes are an integral part of these financial statements.

                                          4

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


1.    BASIS OF PRESENTATION
---------------------------

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

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


2.    INTERIM PERIODS
---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB.


3.    NOTES PAYABLE
-------------------

      On October 1, 2000 the Company issued a convertible note of up to $1,500,000. Pursuant to the terms of the note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before April 7, 2002. The note is convertible at any time given 15 days notice at the holder's election into a maximum of 6,000,000 shares of the Company's common stock at $0.25 per share. As of March 31, 2002 the Company has borrowed $958,454 of which $761,250 was converted to common stock during the year ended December 31, 2001.

      On January 10, 2002 the Company issued a convertible note up to $300,000 and a warrant to purchase an additional 100,000 shares of its common stock. Pursuant to the terms of the note, the Company is required to repay the principal amount of $300,000 with 8% interest. The note may not be paid, in whole or in part, before January 10, 2004. The note is convertible into common stock, at the selling stockholder's option, a the lower of (i) $0.13 or (ii) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days before but not including the conversion date. The warrants are exercisable until January 10, 2005 at a purchase price of the lower of (i) $0.152 or (ii) 120% of the average of the three lowest closing prices for the 10 trading days before but not including the exercise date. The Company reported a beneficial conversion feature of $75,000, which is reflected in additional paid in capital. Amortization of $8,321 was reflected as interest expense for the quarter ended March 31, 2002.

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


4.    STOCKHOLDER'S EQUITY
--------------------------

      In Q 1 2002, the Company issued:

      2,150,000 shares valued $279,500 ($0.13 per share) in exchange for consulting services.

      850,000 shares valued $161,500 ($0.19 per share) in exchange for corporate video services.

      1,300,000 shares valued $247,000 ($0.19 per share) in exchange for investor relations services.

      1,300,000 shares valued at $247,000 ($0.19 per share) in exchange for consulting services.

      2,750,000 shares valued at $605,000 ($0.22 per share) in exchange for web content.

      1,250,000 shares valued at $275,000 ($0.22 per share) in exchange for encoding services.


5.    DISCONTINUED OPERATIONS
-----------------------------

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
                                                                    ------------
                                                                    $ 1,883,083
                                                                    ============

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


6.    LEGAL PROCEEDINGS
-----------------------

      The Company from time to time may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operations of its business. The Company is currently involved in two such instances.

      Jerry Nieto v. iLive, Inc., et al.
      ----------------------------------

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

      Al Moshiri v. iLive Inc., et al.
      --------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      Some of the information in this 10Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

      --    discuss our future expectations;
      --    contain projections of our future results of operations or of our financial condition; and
      --    state other "forward-looking" information.

      We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations and financial condition.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001.

      Revenues: Revenues totaled $2,000 for the quarter ended March 31, 2002 as compared to no revenue for the quarter ended March 31, 2001. As a percentage revenue increased 2000% during the quarter ended March 31, 2002. The Company's revenue for the quarter ended March 31,2002 consisted entirely of Business Services, as compared to the Company generating no revenue for the quarter ended March 31,2001. All our revenue was derived from Business to Business sales. Basic earnings per share totaled $(0.04) for the quarter ended March 31, 2002 as opposed to $(0.02) net loss for the quarter ended March 31, 2001.

      Cost of Sales: Cost of Sales totaled $625 for the quarter ended March 31, 2002 as compared to $0.00 for the quarter ended March 31, 2001. The increase in the cost of sales ( an increase of 625%) was due to the company generating revenue for the quarter ended March 31, 2002 as opposed to not having revenue for the quarter ended March 31, 2001. As a percentage of total revenue, cost of sales was 31% for the quarter ended March 31, 2002 resulting in gross margins of 69%. The cost of sales will vary significantly from project to project but we aim to consistently challenge and keep the cost of sales to a minimum.

      General and Administrative Expenses: General and Administrative expenses totaled $668,162 (334% of revenues) for the quarter ended March 31, 2002 and $208,167 in General and Administrative expenses in revenue for the quarter ended March 31, 2001. The increase in general and administrative expenses was due to the production of the Company's corporate video and the hiring of Investor Relations services.

      Website Development totaled $580,000 (290% of revenues) for the quarter ended March 31, 2002 vs $120,254 for the quarter ended March 31, 2001. The increase in website development was due to the development of our peer to peer marketing platform as well as the preparation to launch our Internet Service Provider initiative.


LIQUIDITY AND CAPITAL RESOURCES

      In 1999, we entered into a $1,500,000 convertible line of credit arrangement with Street capital Inc., an entity that is controlled by our President, Mr. Henricks and CEO, Mr. Aimers, bearing interest at 12% and due on or before March 7, 2001. The note was convertible at the holder's election into common stock at $0.25 per share, was fully utilized, and was converted into 6,000,000 shares in 2000. In 2000, we entered into a new $1,500,000 convertible line of credit at 12% interest with all principal and interest due on or before April 7, 2002. On April 6, 2002 the note was extended to a due date of June 7, 2002. The note is convertible at the holder's election into a maximum of 6,000,000 shares of common stock at $0.25 per share. At March 31, 2002, we had borrowed a total of $958,454 on this line of credit and the holder had converted $761,250 of the debt into 3,045,000 common shares.

      For the quarter ended March 31, 2002, our only material cash flow came from our business to business sales as well as the Laurus Master Fund Note (described in Note 2 of the accompanying financial statements) of which the Company used $215,960. For the coming fiscal year we look to see increased cash flow from business services as well as content pay-per-view. We believe that we will also gain additional revenue not seen in the fiscal year ended December 31, 2001 as we begin to enter the ISP market.

      We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of either debt or equity instruments. We may also pursue a working capital line of credit to be secured by our assets. However, such funds may not be available on favorable terms or at all.

      We currently estimate that we will need approximately $600,000 to continue operations through the end of the fiscal year 2002. These operating costs include general and administrative expenses, website development and hosting, and cost of sales.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The securities described below represent our securities sold by us for the period ending March 31, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         None.

SALES OF DEBT AND WARRANTS FOR CASH

         In January 2002, we entered into a securities purchase agreement with the Laurus Master Fund, Ltd. for the issuance of a $300,000 principal amount of 8% convertible note and an aggregate of 100,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506

OPTION GRANTS

         None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         On February 25, 2002, we issued 850,000 shares of common stock to Bel Air Screen Group Inc. in consideration for $161,500 worth of content.

         On February 25, 2002, we issued 1,300,000 shares of common stock to Driven Financial Group Inc. in consideration for $247,000 worth of Investor Relations Services.

         On February 25, 2002, we issued 1,300,000 shares of common stock to Leico Investments Limited in consideration for $247,000 worth of consulting services.

         On March 7, 2002, we issued 1,250,000 shares of common stock to Atlas Encoding Service Inc. in consideration for $268,750 worth of services.

         On March 7, 2002, we issued 1,350,000 shares of common stock to Black Forest Films Inc. in consideration for $290,250 worth of content.

         On March 7, 2002, we issued 1,400,000 shares of common stock to Axis Library Group Inc. in consideration for $301,000 worth of content.

All of the above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of iLive or executive officers of iLive, and transfer was restricted by iLive in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K:

         (a)      None.

         (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ILIVE, INC., a Nevada Corporation


Date:  May 14, 2002                         By:  /s/ Albert Aimers
                                               ---------------------------------
                                                 ALBERT AIMERS, Chairman &
                                                 Chief Executive Officer



Date: May 14, 2002                          By:  /s/ Scott Henricks
                                               ---------------------------------
                                                 SCOTT HENRICKS, President &
                                                 Chief Financial Officer