Form 10QSB
period 2002-06-30
ILIVE INC/NV
filed 2002-08-14
CIK 1101176

         As Filed with the Securities and Exchange Commission on August 14, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

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

                           2102 BUSINESS CENTER DRIVE
                            IRVINE, CALIFORNIA 92612
                    (Address of Principal Executive Offices)

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

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of August 12, 2002, the registrant had 6,143,885 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes         No  X
                                                               ---        ---

================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS
                          iLIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                      JUNE 30,
                                                                        2002
                                                                    ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    39,598
  Accounts receivable                                                    46,496
  Prepaid expenses                                                      206,000
                                                                    ------------

   Total current assets                                                 292,094

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $67,089                    95,608
WEB CONTENT                                                             786,500
BEAUTY PAGEANT RIGHTS                                                   100,150
OTHER                                                                    45,188
                                                                    ------------

                                                                    $ 1,319,540
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                                      $   100,000
  Notes payable - stockholder                                           197,204
  Accounts payable                                                      105,501
  Accrued interest, including $267,869 to related party                 298,136
  Accrued payroll                                                        47,464
                                                                    ------------

    Total current liabilities                                           748,305

CONVERTIBLE DEBT                                                        355,000
                                                                    ------------
    Total  liabilities                                                1,103,305
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY

  Common stock,  $.001 par value; 10,000,000 shares
    authorized, 4,339,565 shares issued and outstanding                   4,340
  Additional paid-in capital                                          7,319,290
  Unamortized beneficial conversion feature of convertible debt         (70,890)
  Accumulated deficit                                                (7,036,505)
                                                                    ------------

    Total stockholders' equity                                          216,235
                                                                    ------------

                                                                    $ 1,319,540
                                                                    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               iLIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                     -----------------------------   -----------------------------
                                         2002            2001            2002             2001
                                     -------------   -------------   -------------   -------------

Revenues                             $      8,070    $     48,000    $     10,070    $     48,000

Costs and expenses
  Cost of sales                             1,752           4,950           2,377           4,950
  Website development and hosting          92,500          26,545         673,000         146,799
  General and administrative              312,282          42,215         980,444         250,382
  Interest                                 14,324          10,000          25,145          34,962
  Interest - related party                  5,975          59,420          12,229          69,372
                                     -------------   -------------   -------------   -------------

NET LOSS                             $   (418,763)   $    (95,130)   $ (1,683,125)   $   (458,465)
                                     =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE

Net loss                             $      (0.11)   $      (0.04)   $      (0.51)   $      (0.21)
                                     =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING           3,754,454       2,208,260       3,318,662       2,170,000
                                     =============   =============   =============   =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          iLIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         FOR SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                              2002           2001
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(1,683,125)   $  (458,465)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                            43,291         11,309
      Beneficial conversion feature of convertible debt        17,860         42,420
      Issuance of shares for services                       1,474,000             --
   Change in assets and liabilities:
      Accounts receivable                                      17,908        (48,000)
      Prepaids and other assets                              (264,250)        (5,092)
      Accrued interest                                         15,606         19,952
      Accrued interest - related party                         12,229         41,545
      Accrued payroll                                          10,000         25,000
      Accounts payable                                         43,628        (17,171)
      Other accrued expenses                                       --        (12,555)
                                                          ------------   ------------

         Net cash used by operating activities               (312,853)      (401,057)
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                       (28,799)        (9,801)
                                                          ------------   ------------

         Net cash used by investing activities                (28,799)        (9,801)
                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt                  355,000             --
  Advances from stockholder                                        --        275,858
  Repurchase and retirement of common stock                        --        (25,000)
  Issuance of  common stock for cash                           26,250        160,000
                                                          ------------   ------------

         Net cash provided by financing activities            381,250        410,858
                                                          ------------   ------------


Net increase in cash                                           39,598             --

CASH, BEGINNING OF PERIOD                                          --             --
                                                          ------------   ------------

CASH, END OF PERIOD                                       $    39,598    $        --
                                                          ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

      Conversion of debt to equity                        $        --    $   761,250
                                                          ============   ============

      Issuance of shares for web content                  $   786,500    $        --
                                                          ============   ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          iLIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


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

                          iLIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


2.    INTERIM PERIODS
---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB.


3.    NOTES PAYABLE
-------------------

      On October 1, 2000 the Company issued a convertible note of up to $1,500,000. Pursuant to the terms of the note, the Company is required to repay the principal amount of $1,500,000 with 12% interest on or before July 31, 2002. The note is convertible at any time given 15 days notice at the holder's election into a maximum of 600,000 shares of the Company's common stock at $2.50 per share. As of June 30, 2002 the Company has borrowed $958,454 of which $761,250 was converted to common stock during the year ended December 31, 2001.

      On January 10, 2002 the Company issued a convertible note up to $300,000 and a warrant to purchase an additional 10,000 shares of its common stock. Pursuant to the terms of the note, the Company is required to repay the principal amount of $300,000 with 8% interest. The note may not be paid, in whole or in part, before January 10, 2004. The note is convertible into common stock, at the selling stockholder's option, a the lower of (i) $1.30 or (ii) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days before but not including the conversion date. The warrants are exercisable until January 10, 2005 at a purchase price of the lower of (i) $1.52 or (ii) 120% of the average of the three lowest closing prices for the 10 trading days before but not including the exercise date. The Company reported a beneficial conversion feature of $75,000, which is reflected in additional paid in capital. Amortization of $9,348 was reflected as interest expense for the quarter ended June 30, 2002.

      On June 19, 2002 the Company issued a convertible note up to $55,000 and a warrant to purchase an additional 45,000 shares of its common stock. Pursuant to the terms of the note, the Company is required to repay the principal amount of $55,000 with 8% simple interest. The note and any unpaid interest are due June 19, 2004. The note is convertible into common
                          iLIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


3.    NOTES PAYABLE (CONTINUED)
-------------------------------

      stock, at the selling stockholder's option, a the lower of (i) $1.30 or
      (ii) 80% of the average of the three lowest closing prices for the common stock for the 30 trading days before but not including the conversion date. The warrants are exercisable until June 19, 2005 at a purchase price of $1.35. The Company reported a beneficial conversion feature of $13,750, which is reflected in additional paid in capital. Amortization of $191 was reflected as interest expense for the quarter ended June 30, 2002.


4.    STOCKHOLDERS' EQUITY
--------------------------

      The Company effected a ten-for-one reverse stock split in May 2002. All references in the financial statements and notes to number of shares and per share amounts have been restated to reflect this stock split.

      The Company issued common shares as follows:

      Q-1
      ---

      275,000 shares valued at $605,000 ($2.20 per share) in exchange for web content.

      215,000 shares valued $279,500 ($1.30 per share) in exchange for consulting services included in website development and hosting expense.

      85,000 shares valued $161,500 ($1.90 per share) in exchange for corporate video services included in general and administrative expense.

      130,000 shares valued $247,000 ($1.90 per share) in exchange for investor relations services included in general and administrative expense.

      130,000 shares valued at $247,000 ($1.90 per share) in exchange for consulting services of which $123,500 is included in website development and hosting expense and $123,500 is included in prepaid expenses.

      125,000 shares valued at $275,000 ($2.20 per share) in exchange for encoding services of which $192,500 is included in website development and hosting and $82,500 in included in prepaid expenses.

      Q-2
      ---

      165,000 shares valued at $181,500 ($1.10 per share) in exchange for web content.

                          iLIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


4.    STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Q-2 CONTINUED
      -------------

      25,000 shares valued at $25,000 ($1.00 per share) in exchange for web consulting services included in website development and hosting expense.

      5,000 shares valued at $4,000 ($0.80 per share) in exchange for investor relations services included in general and administrative expense.

      13,750 shares valued at $13,750 ($1.00 per share) in exchange for cash.

      170,000 shares valued at $51,000 ($0.30 per share) in exchange for consulting services included in general and administrative expense.

      110,000 shares valued at $99,000 ($0.90 per share) in exchange for consulting services included in general and administrative expense.

      50,000 shares valued at $5,000 ($0.10 per share) in exchange for cash.

      170,000 shares valued at $42,500 ($0.25 per share) in exchange for consulting services included in general and administrative expense.

      170,000 shares valued at $42,500 ($0.25 per share) in exchange for encoding services included in website development and hosting expense.

      15,000 shares valued at $1,500 ($0.10 per share) in exchange for cash.

      40,000 shares valued at $6,000 ($0.15 per share) in exchange for cash.


5.    DISCONTINUED OPERATIONS
-----------------------------

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
                                                                    ------------
                                                                    $ 1,883,083
                                                                    ============
                          iLIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


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


7.    WEB CONTENT
-----------------

      During the three months ended March 31, 2002, the Company purchase $605,000 of Internet Content through the issuance of 275,000 shares of its common stock, which was valued at $2.20 per share. During the three months ended June 30, 2002, the Company purchased $181,500 of Internet Content through the issuance of 165,000 shares of its common stock, which was valued at $1.10 per share. The Internet Content purchased includes reality based programming, comedy, and distance learning applications. This content will be streamed over the Internet on a pay-per-view basis. The content was accounted for at cost (considered to be the fair value of the shares issued) and will be amortized in the same ratio as current pay-per-view revenues bear to anticipated total pay-per-view gross revenues.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001.

         Revenues: Revenues totaled $8,070 for the quarter ended June 30, 2002 as compared to $48,000 for the quarter ended June 30, 2001. As a percentage revenue decreased 594% during the quarter ended June 30, 2002. The Company's revenue for the quarter ended June 30, 2002 consisted almost entirely of Business Services as it accounted for $8,000 of the revenue, compared to the Company generating $48,000 of business services revenue for the quarter ended June 30, 2001. The decrease in revenue is attributed to management's focus on the long-term marketing of its pay-per-view content and less emphasis on business services. The decrease in revenue as a result had a direct effect on our earning per share as Basic loss per share totaled $(0.11) for the quarter ended June 30, 2002 as opposed to $(0.04) net loss for the quarter ended June 30, 2001.


         Cost of Sales: Cost of Sales totaled $1,752 for the quarter ended June 30, 2002 as compared to $4,950 for the quarter ended June 30, 2001. The decrease in the cost of sales ( a decrease of 283%) was due to the company refocusing its efforts on consumer pay-per-view sales for the quarter ended June 30, 2002 as opposed to being primarily focused on Business Services for the quarter ended June 30, 2001. As a percentage of total revenue, cost of sales was 22% for the quarter ended June 30, 2002 resulting in gross margins of 78%.

         General and Administrative Expenses: General and Administrative expenses totaled $312,282 (3869% of revenues) for the quarter ended June 30, 2002 and $42,215 in General and Administrative expenses (88% of revenues) for the quarter ended June 30, 2001. The increase in general and administrative expenses was due to the costs related to locating and researching Internet Service provider acquisition candidates as well as increased costs associated with content acquisition. Of the $312,282 of General and Administrative Expenses incurred in the quarter ended June 30, 2002, $196,500 of the expenses were paid for with the Company's common stock.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

         Revenues totaled $10,070 for the six months ended June 30, 2002 as compared to $48,000 for the six months ended June 30, 2001. As a percentage revenue decreased 477% during the six months ended June 30, 2002. The Company's revenue for the six months ended June 30, 2002 consisted almost entirely of Business Services as it accounted for $10,000 of the revenue, compared to the Company generating $48,000 of business services revenue for the six months ended June 30, 2001. the decrease in revenue is attributed to management's focus on the long-term marketing of its pay-per-view content and less emphasis on business services. The decrease in revenue as a result had a direct effect on our earnings per share as Basic loss per share totaled $(.51) for the six months ended June 30, 2002 as opposed to $(.21) net loss for the quarter ended June 30, 2001. The ten for one reverse stock split also had a direct effect on earnings per share as the total number of shares outstanding was reduced by a multiple of 10.

         Cost of Sales totaled $2,377 for the six months ended June 30, 2002 as compared to $4,950 for the six months ended June 30, 2001. The decrease in cost of sales ( a decrease of 208%) was due to the Company refocusing its efforts on consumer pay-per-view sales for the six months ended June 30, 2002 as opposed to being primarily focuses on Business Services for the six months ended June 30, 2001. A percentage of total revenue, cost of sales was 24% for the six months ended June 30, 2002 resulting in gross margins of 76%. The cost of sales will vary significantly from project to project but we aim to consistently challenge and keep the cost of sales to a minimum.

         General and Administrative expenses totaled $980,444 (9736% of revenues) for the six months ended June 30, 2002 and $250,382 in General and Administrative expenses (522% of revenues) for the six months ended June 30, 2001. The increase in General and Administrative expenses was due to the costs related to locating and researching Internet Service provider acquisition candidates as well as increased costs associated with content acquisition. Of the $980,444 of General and Administrative expenses incurred for the six months ended June 30, 2002 $605,000 of the expenses were paid for with the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         On June 19, 2002 the Company issued a convertible note up to $55,000 and a warrant to purchase an additional 45,000 shares of its common stock. For the quarter ended June 30, 2002 the Company also raised $26,250 through the sale of 118,750 shares to accredited investors through a Private Placement Offering.

         In 1999, we entered into a $1,500,000 convertible line of credit arrangement with Street capital Inc., an entity that is controlled by our President, Mr. Henricks and CEO, Mr. Aimers, bearing interest at 12% and due on or before March 7, 2001. The note was convertible at the holder's election into common stock at $0.25 per share, was fully utilized, and was converted into 6,000,000 shares in 2000. In 2000, we entered into a new $1,500,000 convertible line of credit at 12% interest with all principal and interest due on or before June 7, 2002. On June 6, 2002 the note was extended to a due date of July 31, 2002. The note is convertible at the holder's election into a maximum of 6,000,000 shares of common stock at $0.25 per share. At June 30, 2002, we had borrowed a total of $958,454 on this line of credit and the holder had converted $761,250 of the debt into 3,045,000 common shares.

         For the quarter ended June 30, 2002, our only material cash flow came from our business to business sales as well as the Convertible note and Private Placement of shares. For the coming fiscal year we look to see increased cash flow from business services as well as content pay-per-view. We believe that we will also gain additional revenue not seen in previous quarters as we begin to enter the ISP market.

         On April 23, 2002, we issued to Academy Entertainment 165,000 shares valued at $181,500 ($1.10 per share) in exchange for web content.

         On May 1, 2002, we issued to Mark Moline 25,000 shares valued at $25,000 ($1.00 per share) in exchange for web consulting services included in website development and hosting expense.

         On May 2, 2002, we issued to Vision Publishing 5,000 shares valued at $4,000 ($0.80 per share) in exchange for investor relations services included in general and administrative expenses.

         On May 14 2002, we issued to John Otto 7,500 shares valued at $7,500 ($1.00 per share) in exchange for cash.

         On May 16, 2002, we issued to Mark Moline 110,000 shares valued at $99,000 ($0.90 per share) in exchange for consulting services for advertising/graphics included in general and administrative expense.

         On May, 17, 2002, we issued David Mallery 6,250 shares valued at $6,250 ($1.00 per share) in exchange for cash.

         On June 6, 2002, we issued to Robert Lambdin 50,000 shares valued at $5,000 ($0.10 per share) in exchange for cash.

         On, June 7,2002 we issued to Kent Broussard 170,000 shares valued at $42,500 ($0.25 per share) in exchange for consulting services for content acquisition included in general and administrative expense.

         On June 7, 2002, we issued to Gennady Levtchenko 170,000 shares valued at $42,500 ($0.25 per share) in exchange for encoding services included in website development and hosting expense.

         On June 13 2002, we issued to Todd Hanas 170,000 shares valued at $51,000 ($0.30 per share) in exchange for consulting services for foreign content acquisition included in general and administrative expense.

         On June 17, 2002, we issued John Otto 15,000 shares valued at $1,500 ($0.10 per share) in exchange for cash.

         On June 24, 2002, we issued Donald Sandell 40,000 shares valued at $6,000 ($0.15 per share) in exchange for cash.


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

PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operations of its business. We are currently involved in two such instances.

JERRY  NIETO  v.  iLIVE,  INC.,  ET  AL.

         On September 21, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Orange, against us entitled Jerry Nieto v. iLive, Inc., et al. The complaint alleges various claims seeking payment of past due wages in the amount of $9,000, 750,000 shares of our common stock, and penalties and attorney fees. Mr. Nieto was contracted to develop a functional website for us and was paid in excess of $250,000 to perform this task. We believe that Mr. Nieto breached his contract by not delivering a functional website and withheld a final payment. We deny all of Mr. Nieto's claims and are vigorously defending the action.

AL  MOSHIRI  v.  iLIVE  INC.,  ET  AL.

         On July 20, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles, against us entitled Al Moshiri v. iLive, Inc., et. al. The complaint alleges various claims seeking payment of alleged finder's fees and damages in the amount of $500,000 and seeks punitive damages of $5,000,000. Mr. Moshiri alleges to have raised iLive millions of dollars in financing and seeks payment of a commission for such funding. We deny these claims and are vigorously defending the action.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The securities described below represent our securities sold by us for the period ending June 30, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         On May 14 2002, we issued to John Otto 7,500 shares valued at $7,500 ($1.00 per share) in exchange for cash.

         On May, 17, 2002, we issued David Mallery 6,250 shares valued at $6,250 ($1.00 per share) in exchange for cash.

         On June 6, 2002, we issued to Robert Lambdin 50,000 shares valued at $5,000 ($0.10 per share) in exchange for cash.

         On June 17, 2002, we issued John Otto 15,000 shares valued at $1,500 ($0.10 per share) in exchange for cash.

         On June 24, 2002, we issued Donald Sandell 40,000 shares valued at $6,000 ($0.15 per share) in exchange for cash.


SALES OF DEBT AND WARRANTS FOR CASH

         On June 19, 2002, we issued to Laurus Master Fund, Ltd. a $55,000 principal amount convertible note, with 8% simple interest and a warrant to purchase an additional 45,000 shares of our common stock. The note and any unpaid interest are due June 19, 2004. The note is convertible into common stock, at the holder's option, at the lower of (i) $1.30 or (ii) 80% of the average of the three lowest closing prices for the common stock in the 30 trading days before but not including the conversion date. The warrants are exercisable until June 19, 2005 at a purchase price of $1.35.


OPTION GRANTS

         None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         On April 23, 2002, we issued to Academy Entertainment 165,000 shares valued at $181,500 ($1.10 per share) in exchange for web content.

         On May 1, 2002, we issued to Mark Moline 25,000 shares valued at $25,000 ($1.00 per share) in exchange for web consulting services included in website development and hosting expense.

         On May 2, 2002, we issued to Vision Publishing 5,000 shares valued at $4,000 ($0.80 per share) in exchange for investor relations services included in general and administrative expenses .

         On June 13 2002, we issued to Todd Hanas 170,000 shares valued at $51,000 ($0.30 per share) in exchange for consulting services for foreign content acquisition included in general and administrative expense.

         On May 15 2002, we issued to Mark Moline 110,000 shares valued at $99,000 ($0.90 per share) in exchange for consulting services for advertising/graphics included in general and administrative expense.

         On June 7, 2002 we issued to Kent Broussard 170,000 shares valued at $42,500 ($0.25 per share) in exchange for consulting services for content acquisition included in general and administrative expense.

         On June 7, 2002, we issued to Gennady Levtchenko 170,000 shares valued at $42,500 ($0.25 per share) in exchange for encoding services included in website development and hosting expense.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K:

(A) EXHIBITS:

Exhibit Number                        Description
--------------                        -----------

99.1              Certification of the Chief Executive Officer of iLive, Inc.
                  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of the Chief Financial Officer of iLive, Inc.
                  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K


         A current report on Form 8-K was filed with the Securities and Exchange Commission on June 20, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ILIVE, INC., a Nevada Corporation


Date: August 14, 2002     By: /s/ Albert Aimers
                             ---------------------------------------------------
                             ALBERT AIMERS, Chairman & Chief Executive Officer



Date: August 14, 2002     By: /s/ Scott Henricks
                             ---------------------------------------------------
                             SCOTT HENRICKS, President & Chief Financial Officer