Form 10QSB
period 2002-09-30
ILIVE INC/NV
filed 2002-12-06
CIK 1101176

        As Filed with the Securities and Exchange Commission on December 6, 2002
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                           COMMISSION FILE NO. 0-27121

                             _______________________


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

                                  Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 5, 2002, the registrant had 7,419,105 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [_] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

                             iLIVE, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                                          SEPTEMBER 30,
                                                                              2002
                                                                          ------------
                                        ASSETS

CURRENT ASSETS
  Cash                                                                    $     1,153
  Accounts receivable, net of allowance for doubtful accounts of $5,158        45,655
  Prepaid expenses                                                            206,000
                                                                          ------------

   Total current assets                                                       252,808

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $72,104                          90,594
WEB CONTENT                                                                   786,500
BEAUTY PAGEANT RIGHTS                                                         100,150
OTHER                                                                          37,907
                                                                          ------------

                                                                          $ 1,267,959
                                                                          ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                                            $   100,300
  Accounts payable                                                            119,999
  Accrued interest, including $454 to related party                            44,499
  Accrued payroll                                                              57,466
                                                                          ------------

    Total current liabilities                                                 322,264

CONVERTIBLE DEBT                                                              352,544
                                                                          ------------
    Total liabilities                                                         674,808
                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                      --

STOCKHOLDERS' EQUITY

  Common stock,  $.001 par value; 10,000,000 shares
    authorized, 7,419,105 shares issued and outstanding                         7,419
  Additional paid-in capital                                                7,940,421
  Unamortized beneficial conversion feature of convertible debt               (59,682)
  Accumulated deficit                                                      (7,295,007)
                                                                          ------------

    Total stockholders' equity                                                593,151
                                                                          ------------

                                                                          $ 1,267,959
                                                                          ============

     The accompanying notes are an integral part of these financial statements.


                                    iLIVE, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                             ---------------------------  ---------------------------
                                                 2002           2001          2002           2001
                                             ------------   ------------  ------------   ------------
REVENUES                                     $     4,473    $    93,000   $    14,543    $   141,000

COSTS AND EXPENSES
  Cost of sales                                   11,492         10,829        13,869         15,779
  Website development and hosting                 40,508          9,000       713,508        155,799
  General and administrative                     183,411         38,510     1,163,855        288,892
  Interest                                        27,446          2,837        52,591         37,799
  Interest - related party                           117          6,431        12,346         75,803
                                             ------------   ------------  ------------   ------------

  INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                    (258,501)        25,393    (1,941,626)      (433,072)
                                             ------------   ------------  ------------   ------------


DISCONTINUED OPERATIONS:
  Gain on disposal                                    --      1,930,673            --      1,930,673
                                             ------------   ------------  ------------   ------------

  INCOME FROM DISCONTINUED
  OPERATIONS                                          --      1,930,673            --      1,930,673
                                             ------------   ------------  ------------   ------------

NET INCOME (LOSS)                            $  (258,501)   $ 1,956,066   $(1,941,626)   $ 1,497,601
                                             ============   ============  ============   ============


BASIC AND DILUTED LOSS PER SHARE
  Income (loss) from continuing operations   $     (0.04)   $      0.01   $     (0.44)   $     (0.19)
                                             ============   ============  ============   ============
 Income from discontinued operations         $        --    $      0.80   $        --    $      0.85
                                             ============   ============  ============   ============
  Net income (loss)                          $     (0.04)   $      0.80   $     (0.44)   $      0.66
                                             ============   ============  ============   ============


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                  6,496,541      2,434,315     4,377,992      2,259,073
                                             ============   ============  ============   ============

             The accompanying notes are an integral part of these financial statements.

                            iLIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              FOR NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              2002           2001
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(1,941,626)   $ 1,497,601
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Gain from discontinued operations                            --     (1,930,673)
      Depreciation and amortization                            55,586         17,777
      Beneficial conversion feature of convertible debt        29,068         42,420
      Issuance of shares for services                       1,573,488             --
   Change in assets and liabilities:
      Accounts receivable                                      18,749       (143,400)
      Prepaids and other assets                              (264,250)       (13,804)
      Accrued interest                                         23,578          8,512
      Accrued interest - related party                         12,290         93,692
      Accrued payroll                                          20,002         30,864
      Accounts payable                                         58,127        (74,704)
      Other accrued expenses                                       --         (3,130)
                                                          ------------   ------------

         Net cash used by operating activities               (414,988)      (474,845)
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                       (28,799)       (21,229)
                                                          ------------   ------------

         Net cash used by investing activities                (28,799)       (21,229)
                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt                  355,300             --
  Advances from stockholder                                        --        361,074
  Repurchase and retirement of common stock                        --        (25,000)
  Issuance of  common stock for cash                           89,640        160,000
                                                          ------------   ------------

         Net cash provided by financing activities            444,940        496,074
                                                          ------------   ------------


Net increase in cash                                            1,153             --

CASH, BEGINNING OF PERIOD                                          --             --
                                                          ------------   ------------

CASH, END OF PERIOD                                       $     1,153    $        --
                                                          ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

      Conversion of debt to equity                        $   461,331    $   761,250
                                                          ============   ============

      Issuance of shares for web content                  $   786,500    $        --
                                                          ============   ============


      The accompanying notes are an integral part of these financial statements.

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

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

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


2.    INTERIM PERIODS
---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB.

3.    NOTES PAYABLE
-------------------

      On October 1, 2000 the Company issued a convertible note of up to $1,500,000, with 12% interest due on or before July 31, 2002. The note is convertible at any time given 15 days notice at the holder's election into a maximum of 6,000,000 shares of the Company's common stock at $0.25 per share. The Company has borrowed $958,454 of which $761,250 was converted to common stock during the year ended December 31, 2001. On July 8, 2002, the Company converted the remaining balance of $197,204 and accrued interest of $261,556 into 1,835,040 shares.

      On January 10, 2002 the Company issued a convertible note up to $300,000, with 8% interest, and a warrant to purchase an additional 10,000 shares of its common stock. The note may not be paid, in whole or in part, before January 10, 2004. The note is convertible into common stock, at the holder's option, a the lower of (i) $1.30 or (ii) 80% of the average of the three lowest closing prices for the common stock in the 30 trading days before but not including the conversion date. The warrants are exercisable until January 10, 2005 at the lower of (i) $1.52 or (ii) 120% of the average of the three lowest closing prices for the common stock in the 10 trading days before but not including the exercise date. The Company reported a beneficial conversion feature of $75,000, which is reflected in additional paid in capital. Amortization of $9,451 was included in interest expense for the quarter ended September 30, 2002. During the three months ended September 30, 2002 the Company converted $2,571 into 17,000 shares.

      On June 19, 2002 the Company issued a convertible note up to $55,000, with 8% simple interest and a warrant to purchase an additional 45,000 shares of its common stock. The note and any unpaid interest are due June 19, 2004. The note is convertible into common stock, at the holder's option, a the lower of (i) $1.30 or (ii) 80% of the average of the three lowest closing prices for the common stock in the 30 trading days before but not including the conversion date. The warrants are exercisable until June 19, 2005 at a purchase price of $1.35. The Company reported a beneficial conversion feature of $13,750, which is reflected in additional paid in capital. Amortization of $1,757 was included in interest expense for the quarter ended September 30, 2002.

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


4.    STOCKHOLDERS' EQUITY
--------------------------

      The Company effected a ten-for-one reverse stock split in May 2002. All references in the financial statements and notes to number of shares and per share amounts have been restated to reflect this stock split.

      The Company issued common shares (valued at market at the date issued) as follows:

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

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


4.    STOCKHOLDERS' EQUITY
--------------------------

      Q-2 (CONTINUED)
      ---------------

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

      Q-3
      ---

      30,000 shares valued at $5,400 ($0.18 per share) in exchange for cash.

      50,000 shares valued at $5,000 ($0.10 per share) in exchange for cash.

      12,500 shares valued at $12,500 ($1.00 per share) in exchange for cash.

      270,000 shares valued at $40,490 ($0.15 per share) in exchange for cash.

      150,000 shares valued at $18,000 ($0.12 per share) in exchange for web consulting services.

      640,000 shares valued at $76,800 ($0.12 per share) in exchange for consulting services.

      15,000 shares valued at $1,393 ($0.09 per share) for penalties.

      10,000 shares valued at $960 ($0.10 per share) for penalties.

      50,000 shares valued at $2,335 ($0.05 per share) for penalties.

      1,835,040 shares valued at $458,760 ($0.25 per share) issued for conversion of debt.

      10,000 shares valued at $1,867 ($0.19 per share) issued for conversion of debt.

      7,000 shares valued at $704 ($0.10 per share) issued for conversion of debt.

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


5.    DISCONTINUED OPERATIONS
-----------------------------

      On September 30, 2001 the Company sold Asia Pacific to an unrelated party for $10,000, resulting in a gain on the disposal of $1,893,083. At September 30, 2001, Asia Pacific had zero assets and the following liabilities:

      Notes payable                                    $   376,623
      Accounts payable                                     769,382
      Accrued interest                                     136,399
      Accrued payroll and related taxes                    375,816
      Other accrued expenses                               262,453
                                                       ------------
      Estimated liabilities at September 30, 2001        1,920,673
      Cash received                                         10,000
                                                       ------------
                                                         1,930,673

      Fourth quarter 2001 adjustments                      (37,590)
                                                       ------------
                                                       $ 1,883,083
                                                       ============

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

      Jerry Nieto v. iLive, Inc., et al.
      ----------------------------------

      On September 21, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Orange against the Company entitled Jerry Nieto v. iLive, Inc., et al. The complaint alleges various claims seeking payment of $9,000 for past due wages, 750,000 shares of the Company's common stock, and penalties and attorney fees. The Company denies these claims and is vigorously defending the action.

                          ILIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


      Al Moshiri v. iLive Inc., et al.
      --------------------------------

      On July 20, 2001, a lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles against the Company entitled Al Moshiri v. iLive, Inc., et. al. The complaint alleges various claims seeking payment of alleged finder's fees and damages in the amount of $500,000 and seeks punitive damages of $5,000,000. The Company denies these claims and is vigorously defending the action.

7.    WEB CONTENT
-----------------

      During the three months ended March 31, 2002, the Company purchased $605,000 of Internet Content through the issuance of 275,000 shares of its common stock valued at $2.20 per share. During the three months ended June 30, 2002, the Company purchased $181,500 of Internet Content through the issuance of 165,000 shares of its common stock valued at $1.10 per share. The Internet Content purchased includes reality based programming, comedy, and distance learning applications. This content will be streamed over the Internet on a pay-per-view basis. The content was accounted for at cost (considered to be the fair value of the shares issued) and will be amortized in the same ratio as current pay-per-view revenues bear to anticipated total pay-per-view gross revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Some of the information in this 10QSB contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

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


RESULTS  OF  OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2001.

         Revenues: Revenues totaled $4,473 for the quarter ended September 30, 2002 as compared to $93,000 for the quarter ended September 30, 2001. As a percentage revenue decreased 95% during the quarter ended September 30, 2002. The Company's revenue for the quarter ended September 30, 2002 consisted almost entirely of Business Services as it accounted for $4,000 of the revenue. Compared to the Company generating $93,000 in business services revenue for the quarter ended June 30, 2001. The decrease in revenue is attributed to management's focus on the long-term marketing of its pay-per-view content and less emphasis on business services. Revenues totaled $14,543 for the nine months ended September 30, 2002 as compared to $141,000 for the nine months ended September 30, 2001. The decrease in revenue is attributed to management's focus on the long-term marketing of its pay-per-view content and less emphasis on business services.

         Cost of Sales: Cost of Sales totaled $11,492 for the quarter ended September 30, 2002 as compared to $10,829 for the quarter ended September 30, 2001. As a percentage of total revenue, cost of sales was 257% for the quarter ended September 30, 2002 resulting in negative gross margins. Cost of Sales totaled $13,869 for the nine months ended September 30, 2002 as opposed to $15,779 for the nine months ended September 30, 2001. As a percentage of total revenue, Costs of Sales was 95% for the nine months ended September 30, 2002 resulting in gross margins of 5%. The Company achieved negative margins due to the higher costs associated with generating consumer pay-per-view customers as opposed to business services customers. The cost of sales will vary significantly from project to project but we aim to consistently challenge and keep the cost of sales to a minimum.

         General and Administrative Expenses: General and Administrative expenses totaled $183,411 (4100% of revenues) for the quarter ended September 30, 2002 and $38,510 in General and Administrative expenses (41% of revenues) for the quarter ended September 30, 2001. General and Administrative expenses totaled $1,163,855 (8003% of revenues) for the nine months ended September 30, 2002. The significant increase in general and administrative expenses was due to the increased costs associated with editing and encoding content which was purchased in subsequent quarters for the Company's website. The Company also incurred increased legal and accounting fees associated with Laurus convertible note.

         The Company also received a one-time gain from discontinued operations in the divesture of Asia Pacific for the period ended September 30, 2001.

         Basic and diluted loss per share from continuing operations totaled ($0.44) for the nine months ended September 30, 2002 as opposed to ($0.19) for the nine months ended September 30, 2001. This is a result of the decrease in revenue and increase in expenses, offset by an increase in the number of shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         On June 19, 2002 the Company issued a convertible note up to $55,000 and a warrant to purchase an additional 45,000 shares of its common stock. For the quarter ended June 30, 2002 the Company also raised $26,250 through the sale of 118,750 shares to accredited investors through a Private Placement Offering.

         In 1999, we entered into a $1,500,000 convertible line of credit arrangement with Street Capital Inc., an entity that is controlled by our President, Mr. Henricks and CEO, Mr. Aimers, bearing interest at 12% and due on or before March 7, 2001. The note was convertible at the holder's election into common stock at $0.25 per share, was fully utilized, and was converted into 6,000,000 shares in 2000. In 2000, we entered into a new $1,500,000 convertible line of credit at 12% interest with all principal and interest due on or before June 7, 2002. On June 6, 2002 the note was extended to a due date of July 31, 2002. The note is convertible at the holder's election into a maximum of 6,000,000 shares of common stock at $0.25 per share. At September 30, 2002, we had borrowed a total of $958,454 on this line of credit and the holder had converted all of the outstanding principal and interest of the debt into 4,880,040 common shares.

         For the quarter ended September 30, 2002, our only material cash flow came from our business to business sales. Revenue from the Company's pay-per-view sales have proceeded more slowly than expected as the Company has faced increasing difficulty in its ability to obtain tier one content. Other companies in our industry have filed lawsuits against content providers to allow equal access to their libraries. We are currently reviewing our options in this arena.

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

         We currently estimate that we will need approximately $50,000 to continue operations through the end of the fiscal year 2002. These operating costs include general and administrative expenses, website development and hosting, and cost of sales.

ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         The securities described below represent our securities sold by us for the period ending September 30, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

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

         On July 10, 2002, we issued to Donald A. Sandell 30,000 shares valued at $5,400 ($0.18 per share) in exchange for cash.

         On July 10, 2002 we issued to Harold Segal 50,000 shares valued at $5,000 ($0.10 per share) in exchange for cash.

         On July 10, 2002 we issued to Harold Segal 12,500 shares valued at $12,500 ($1.00 per share) in exchange for cash.

         On September 19, 2002 we issued Harry S. Omartian 170,000 shares valued at $25,500 ($0.15 per share) for cash.

         On September 19, 2002 we issued Carl & Phillis J. Elkins 100,000 shares valued at $15,000 ($0.15 per share) for cash.

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

         On August 15, 2002 we issued to Mark Moline 150,000 shares valued at $18,000 ($0.12 per share) in exchange for web consulting services.

         On August 20, 2002 we issued to Laurus Master Fund 7,000 shares valued at $700 ($0.10 per share) for conversion against debt.

         On August 27,2002 we issued Mike Harrison 320,000 shares valued at $38,400 ($0.12 per share) in exchange for consulting services.

         On August 27, 2002 we issued Tim Hunold 320,000 shares valued at $38,400 ($0.12 per share) in exchange for consulting services.

         On August 30, 2002 we issued Laurus Master Fund, LTD 15,000 shares valued at $1,393 ($0.09 per share) for penalties.

         On August 30, 2002 we issued Laurus Master Fund, LTD 10,000 shares valued at $960 ($0.10 per share) for penalties.

         On August 30, 2002 we issued Laurus Master Fund, LTD 50,000 shares valued at $2,335 ($0.05 per share for penalties.

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

                  Not Applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ILIVE, INC., a Nevada Corporation


Date:  December 6, 2002                     By:  /s/ Albert Aimers
                                                 -------------------------------
                                                 ALBERT AIMERS, Chairman & Chief
                                                 Executive Officer



Date: December 6, 2002                      By:  /s/ Scott Henricks
                                                 -------------------------------
                                                 SCOTT HENRICKS, President &
                                                 Chief Financial Officer

                                  CERTIFICATION

          I, Albert Aimers, CEO and Chairman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of iLive, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 6, 2002

/s/Albert Aimers, CEO and Chairman
Albeert Aimers, CEO and Chairman

                                  CERTIFICATION

         I, Scott Henricks, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of iLive, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 6, 2002

/s/ Scott Henricks
Scott Henricks, Chief Financial Officer